Form 10-Q
period 1996-06-01
SUN TELEVISION & APPLIANCES INC
filed 1996-07-15
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 1, 1996
                               ------------
                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    --------------------

Commission File Number   0-19269
                         -------

                  SUN TELEVISION AND APPLIANCES, INC.
- -------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

             OHIO                                               31-1178151
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

6600 PORT ROAD,   GROVEPORT, OH                                   43125
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (614) 492-5600
                                                   -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X             NO
                              -----              -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                  OUTSTANDING AT JULY 1, 1996
        ---------                                ---------------------------
Common shares, $.01 par value                         17,419,408 shares

This document contains 11 pages of which this is page 1. The exhibit index is on page 10.

                      SUN TELEVISION AND APPLIANCES, INC.
                               TABLE OF CONTENTS

                                                                        PAGE NO.
Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements
              Statement of Operations
                for the Quarters Ended
                June 1, 1996 and May 27, 1995                                3

              Balance Sheet
                June 1, 1996 and March 2, 1996                               4

              Statement of Cash Flows
                for the Quarters Ended
                June 1, 1996 and May 27, 1995                                5

              Notes to Financial Statements                                  6

  Item 2.     Management's Discussion and Analysis of
                Results of Operation and Financial Condition               7-9

Part II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                              10

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      SUN TELEVISION AND APPLIANCES, INC.
                            STATEMENT OF OPERATIONS
              For the quarters ended June 1, 1996 and May 27, 1995
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       June 1,          May 27,
                                                        1996             1995
                                                      --------         --------
Net sales and
  service revenues                                    $153,659         $164,480

Cost of sales                                          116,502          122,841
                                                      --------         --------

  Gross profit                                          37,157           41,639

Selling, general and administrative                     41,825           40,435
Amortization of intangibles                                123              123
Restructuring charge                                     2,000               --
                                                      --------         --------


(Loss) income from operations                           (6,791)           1,081

Other income (expenses):
  Interest income                                          175              236
  Interest expense                                      (1,057)            (963)
                                                      --------         --------

Other                                                     (882)            (727)
                                                      --------         --------

(Loss)income before income taxes                        (7,673)             354

Income tax (benefit) expense                            (3,085)             143
                                                      --------         --------

Net (loss) income                                     $ (4,588)        $    211
                                                      ========         ========

Net (loss)income per share                            $   (.26)        $    .01
                                                      ========         ========

Weighted average shares outstanding                     17,434           17,484
                                                      ========         ========

   The accompanying notes are an integral part of these financial statements.

                      SUN TELEVISION AND APPLIANCES, INC.
                                 BALANCE SHEET
                        June 1, 1996 and March 2, 1996
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              June 1,   March 2,
                                                               1996       1996
                                                             --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                  $  3,051   $ 13,583
  Trade accounts receivable net of allowance
    for doubtful accounts of $400 and $400                     19,136     18,943
  Merchandise inventory                                       140,347    114,777
  Prepaid expenses and other                                    6,499      5,903
  Income taxes refundable                                       2,318         --
  Deferred income taxes                                         7,946      8,116
                                                             --------   --------
    Total current assets                                      179,297    161,322

  Property and equipment, net                                 101,467    100,563
  Deferred income taxes                                         7,927      8,410
  Intangible assets                                            14,924     15,047
                                                             --------   --------
Total assets                                                 $303,615   $285,342
                                                             ========   ========

                                   LIABILITIES
Current liabilities:
  Short-term borrowings                                      $  5,000   $     --
  Trade accounts payable                                       42,522     20,100
  Accrued liabilities                                          24,533     23,431
  Income taxes payable                                             --      3,934
  Current portion of deferred revenue                          17,595     18,089
                                                             --------   --------
    Total current liabilities                                  89,650     65,554

Capital lease obligations                                      14,564     14,651
Deferred revenue, non-current                                  20,595     21,621
Long-term debt                                                 30,000     30,000

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
  500 shares authorized - none issued                              --         --

Common stock, $.01 par value, 30,000 shares authorized
  17,375 and 17,364 shares issued and outstanding                 174        174

Additional paid-in capital                                     88,298     88,268
Retained earnings                                              60,334     65,074
                                                             --------   --------
Total stockholders' equity                                    148,806    153,516
                                                             --------   --------

Total liabilities and stockholders' equity                   $303,615   $285,342
                                                             ========   ========

   The accompanying notes are an integral part of these financial statements.

                      SUN TELEVISION AND APPLIANCES, INC.
                            STATEMENT OF CASH FLOWS
              For the quarters ended June 1, 1996 and May 27, 1995
                                 (In thousands)
                                  (Unaudited)

                                                            June 1,     May 27,
                                                              1996        1995
                                                           ---------   ---------
Cash flows from operating activities:
  Net (loss) income                                        $ (4,588)   $    211
  Adjustments to reconcile (loss) income to net cash
    used by operating activities:
  Depreciation and amortization                               2,212       1,800
  Deferred revenue                                           (1,519)     (1,211)
  Deferred income taxes                                         653         406
  Restructuring charge                                        2,000          --
  Changes in items affecting operations:
    Trade accounts receivable                                  (193)      2,874
    Merchandise inventory                                   (25,570)    (29,416)
    Prepaid expenses and other                                 (596)         74
    Trade accounts payable                                   22,421      30,853
    Accrued liabilities                                        (898)     (4,015)
    Income taxes payable                                     (6,252)     (3,903)
                                                           --------    --------
                                                            (11,088)     (3,533)
                                                           --------    --------

    Net cash (used) by operating activities                 (12,330)     (2,327)
                                                           --------    --------

Cash flows from financing activities:
  Short-term borrowings                                       5,000          --
  Reduction of capital lease obligations                        (87)        (73)
  Issuance of common stock under stock options                   30          --
  Dividends on common stock                                    (152)       (152)
                                                           --------    --------
    Net cash provided (used) by financing activities          4,791        (225)
                                                           --------    --------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals      (2,993)    (11,226)
                                                           --------    --------
    Net cash (used) in investing activities                  (2,993)    (11,226)
                                                           --------    --------

    (Decrease) in cash and cash equivalents                 (10,532)    (13,778)

Cash and cash equivalents, beginning of year                 13,583      16,736
                                                           --------    --------
  Cash and cash equivalents, end of period                 $  3,051    $  2,958
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $     --    $     --
    Income taxes                                           $  2,734    $  3,717

   The accompanying notes are an integral part of these financial statements.

                      SUN TELEVISION AND APPLIANCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The financial statements as of June 1, 1996, and May 27, 1995, of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Financial Statements which are contained in the Company's 1996 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

2.       CHANGE IN FISCAL YEAR

         Effective with the beginning of fiscal 1996, the Company has changed its fiscal year end to the Saturday closest to February 28 from a calendar month-end of February. The first quarter of fiscal 1997 had 91 days compared to 88 days in the first quarter of fiscal 1996.

3.       SHORT-TERM AND LONG-TERM DEBT

         As of June 1, 1996, the Company had outstanding short-term borrowings of $5,000,000 against its reducing revolving credit commitment. The interest rate in effect at June 1, 1996, was prime rate, or 8.25%.

         The Company and its senior noteholders and banks negotiated an amendment to its senior note agreement and its reducing revolving credit agreement. The Company is in compliance with the covenants of its debt agreement as amended.

4.       NEW FINANCIAL ACCOUNTING STANDARDS

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. The impact of adopting SFAS No. 121 was immaterial to the results of operations or financial condition of the Company. SFAS No. 123, "Accounting for Stock-Based Compensation," has also been adopted for fiscal year 1997. The Company will make the required disclosure of the impact of SFAS No. 123 in the annual report for fiscal 1997.

Item 2.

                      SUN TELEVISION AND APPLIANCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION

                              RESULTS OF OPERATION

The Company recorded a net loss of $4,588,000 or $.26 per share for the first quarter ended June 1, 1996, compared to net income of $211,000, or $.01 per share for the quarter ended May 27, 1995. Total sales declined $10.8 million to $153.7 million for the first quarter this year. Comparable store sales declined 17.5% from $166.0 million for the quarter ended May 27, 1995, to $136.8 million for the quarter ended June 1, 1996. The gross profit percentage rate decreased from 25.3% last year to 24.2% this year. Selling, general and administrative expenses have increased, due to the operation of additional stores in this quarter compared to the first quarter last year and increased advertising expenses. In addition, during the first quarter of this year the Company had a one-time restructuring charge of $2.0 million, or $.07 per share, principally related to severance pay.

NET SALES AND SERVICE REVENUES

Net sales and service revenues for the first quarter of fiscal 1997 were $153,659,000, a decrease of $10,821,000, or 6.6%, from the $164,480,000 for the quarter ended May 27, 1995. Sales of televisions declined 13.6% and home office products, including computers and accessories, declined 12.5% this quarter versus the comparable quarter last year. The sales declines in these product categories were partially offset by increases in appliances and personal convenience product categories for this quarter, versus the prior year's quarter.

GROSS PROFIT

The gross profit percentage for the first quarter of fiscal 1997 was 24.2%, compared with 25.3% for the same period in fiscal 1996. This decrease in margin rate was primarily attributable to the increasingly competitive and highly promotional environment that exists in almost all our markets due to the opening of additional competitors' stores, as well as the slow down in consumer spending on electronics. Although this impacted all major product categories, the gross margin rates on audio, computers and computer accessories showed the most significant declines, while margin rates on televisions were down only slightly.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the first quarter ended June 1, 1996, selling, general and administrative expenses, as a percentage to net sales, increased 2.6% from 24.6% in the first quarter of last fiscal year to 27.2% in the first quarter of this year. The increase reflects the operation of five more stores in this year's first quarter, compared to the first quarter in fiscal 1996. With more stores to operate and lower sales, the fixed costs assume a larger percentage of our total selling expenses. Major contributors of these costs associated with store operations were occupancy, advertising and payroll. Increased promotional activity has led to higher advertising expenses for the quarter ended June 1, 1996 compared to the quarter ended May 27, 1995.

RESTRUCTURING CHARGE

The Company recorded a $2,000,000 charge for the cost of severance pay and related benefits, and relocating of individuals due to the restructuring of the organization as well as costs related to the change of executive management. The Company has restructured the buying, logistics, store and field operations during the current year's first quarter. The effort to restructure was geared to clarify accountability, streamline responsibilities, improve operational controls with the ultimate goal of better satisfying the customers needs and demands.

OTHER INCOME/EXPENSES

Interest expense for the first three months increased $94,000 compared to the same period in fiscal 1996, primarily due to an additional capital lease this year versus last year and the outstanding borrowing of $5,000,000 for a portion of the fiscal quarter of this year.

INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate for the year (40.2%) which has reduced slightly from last year, primarily due to a decrease in the effective state tax rate.

                              FINANCIAL CONDITION

The Company's financial condition continues to be healthy with the current ratio of 2.0 as compared to 2.5 as of March 2, 1996. Inventory has increased by $25,570,000 in preparation for the summer selling season which was largely financed by increases in short-term borrowings and trade payables.

The Company opened one store in Dayton, Ohio this quarter, another store in Charleston, West Virginia in early June and will open a new store in Beckley, West Virginia in the Fall of this year. The Company plans to replace the existing stores in North Randall, Chillicothe and Newark, Ohio with larger, better located stores this Fall. The Company expects capital expenditures for the year to be approximately $15,000,000 and anticipates covering these requirements using cash flow from operations, a sale/leaseback of two stores and short-term borrowings.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6.           Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit 10a.   First Amendment to Purchase Agreement

                  Exhibit 10b.   Third Modification of Credit Agreement

                  Exhibit 11.    Computation of Net (Loss) Income Per Common Share

                  Exhibit 27.    Financial Data Schedule

           (b)    Reports on Form 8-K

                  Form 8-K dated as of June 11, 1996 and filed with the Securities and Exchange Commission on June 11, 1996. (Items 5 and 7)

                      SUN TELEVISION AND APPLIANCES, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUN TELEVISION AND APPLIANCES, INC.
                                               (Registrant)

                           By     /S/  STEVE A. MARTIN
                             ---------------------------------------------------
                            Steve A. Martin, Executive Vice President, Treasurer
                                             and Chief Financial Officer *

Date:  July 15, 1996

- ---------
* Mr. Martin is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.