Form 10-Q
period 1996-08-31
SUN TELEVISION & APPLIANCES INC
filed 1996-10-15
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from               to
                               --------------   -------------------

Commission File Number   0-19269

                       SUN TELEVISION AND APPLIANCES, INC.
             (Exact name of Registrant as specified in its charter)


             OHIO                                      31-1178151
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


6600 PORT ROAD,           GROVEPORT, OH                   43125
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (614)492-5600

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

                   CLASS                 OUTSTANDING AT SEPTEMBER 23, 1996

Common shares, $.01 par value                   17,419,408 shares

This document contains 14 pages of which this is page 1. The exhibit index is on page 11.

                       SUN TELEVISION AND APPLIANCES, INC.
                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the Quarters Ended
                August 31, 1996 and August 26, 1995                         3

              Statement of Operations
                for the Six Months Ended
                August 31, 1996 and August 26, 1995                         4

              Balance Sheet
                August 31, 1996 and March 2, 1996                           5

              Statement of Cash Flows
                for the Six Months Ended
                August 31, 1996 and August 26, 1995                         6

              Notes to Financial Statements                                 7

  Item 2.     Management's Discussion and Analysis of
                Results of Operation and Financial Condition             8-10

Part II.      OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders          11

  Item 6.     Exhibits and Reports on Form 8-K                             11

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
                            STATEMENT OF OPERATIONS
           For the quarters ended August 31, 1996 and August 26, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          August 31,         August 26,
                                            1996                1995
                                          ----------         ----------
Net sales and
  service revenues                         $ 150,389         $ 183,234

Cost of sales                                111,437           135,622
                                           ---------         ---------

  Gross profit                                38,952            47,612

Selling, general and administrative           42,050            43,483
Amortization of intangibles                      123               123
                                           ---------         ---------


(Loss) income from operations                 (3,221)            4,006

Other income (expenses):
  Interest income                                 73               120
  Interest expense                            (1,136)           (1,230)
  Other                                          ---               894
                                           ---------         ---------
Total Other                                   (1,063)             (216)
                                           ---------         ---------

(Loss)income before income taxes              (4,284)            3,790

Income tax (benefit) expense                  (1,723)            1,534
                                           ---------         ---------

Net (loss) income                          $  (2,561)        $   2,256
                                           =========         =========

Net (loss)income per share                 $    (.15)        $     .13
                                           =========         =========

Weighted average shares outstanding           17,453            17,441
                                           =========         =========


   The accompanying notes are an integral part of these financial statements.

                            STATEMENT OF OPERATIONS
          For the six months ended August 31, 1996 and August 26, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          August 31,         August 26,
                                             1996               1995
                                          ----------         ----------
Net sales and
  service revenues                         $ 304,048         $ 347,714

Cost of sales                                227,939           258,463
                                           ---------         ---------

  Gross profit                                76,109            89,251

Selling, general and administrative           83,875            83,917
Amortization of intangibles                      247               247
Restructuring charge                           2,000               ---
                                           ---------         ---------

(Loss) income from operations                (10,013)            5,087

Other income (expenses):
  Interest income                                249               355
  Interest expense                            (2,193)           (2,193)
  Other                                          ---               894
                                           ---------         ---------
Total Other                                   (1,944)             (944)
                                           ---------         ---------

(Loss)income before income taxes             (11,957)            4,143

Income tax (benefit) expense                  (4,808)            1,677
                                           ---------         ---------

Net (loss) income                          $  (7,149)        $   2,466
                                           =========         =========

Net (loss)income per share                 $    (.41)        $     .14
                                           =========         =========

Weighted average shares outstanding           17,444            17,462
                                           =========         =========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                                  BALANCE SHEET
                        August 31, 1996 and March 2, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              August 31,       March 2,
                                                                 1996           1996
                                                              ----------       --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $  7,140        $ 13,583
  Trade accounts receivable net of allowance
    for doubtful accounts of $400 and $400                      16,863          18,943
  Income tax receivable                                          4,402             ---
  Merchandise inventory                                        149,137         114,777
  Prepaid expenses and other                                     6,680           5,903
  Deferred income taxes                                          8,131           8,116
                                                              --------        --------
    Total current assets                                       192,353         161,322

  Property and equipment, net                                  103,626         100,563
  Deferred income taxes                                          7,477           8,410
  Intangible assets                                             14,800          15,047
                                                              --------        --------
Total assets                                                  $318,256        $285,342
                                                              ========        ========

                                   LIABILITIES
Current liabilities:
  Short-term borrowings                                       $ 35,000        $    ---
  Trade accounts payable                                        61,722          20,100
  Accrued liabilities                                           24,082          23,431
  Income taxes payable                                             ---           3,934
  Current portion of deferred revenue                           17,102          18,089
                                                              --------        --------
    Total current liabilities                                  137,906          65,554

Capital lease obligations                                       14,475          14,651
Deferred revenue, non-current                                   19,662          21,621
Long-term debt                                                     ---          30,000

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
  500 shares authorized - none issued                              ---             ---

Common stock, $.01 par value, 30,000 shares authorized
  17,419 and 17,364 shares issued and outstanding                  174             174

Additional paid-in capital                                      88,419          88,268
Retained earnings                                               57,620          65,074
                                                              --------        --------
Total stockholders' equity                                     146,213         153,516
                                                              --------        --------

Total liabilities and stockholders' equity                    $318,256        $285,342
                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                            STATEMENT OF CASH FLOWS
          For the six months ended August 31, 1996 and August 26, 1995
                                 (In thousands)
                                   (Unaudited)

                                                              August 31,        August 26,
                                                                 1996              1995
                                                              ----------        ----------
Cash flows from operating activities:
  Net (loss) income                                            $ (7,149)        $  2,466
  Adjustments to reconcile (loss) income to net cash
    used by operating activities:
  Depreciation and amortization                                   4,461            3,793
  Deferred revenue                                               (2,946)            (726)
  Deferred income taxes                                             918              249
  Restructuring charge                                            2,000              ---
  Gain of sale property and equipment                               ---             (894)
  Changes in items affecting operations:
    Trade accounts receivable                                     2,080             (409)
    Merchandise inventory                                       (34,360)         (11,048)
    Prepaid expenses and other                                     (777)              57
    Trade accounts payable                                       41,622           17,734
    Accrued liabilities                                          (1,349)           3,302
    Income taxes payable/receivable                              (8,336)          (4,618)
                                                               --------         --------
                                                                 (1,120)           5,018
                                                               --------         --------
    Net cash (used) provided by operating activities             (3,836)           9,906
                                                               --------         --------
Cash flows from financing activities:
  Short-term borrowings                                           5,000              ---
  Reduction of capital lease obligations                           (176)            (148)
  Issuance of common stock under stock options                      151              ---
  Dividends on common stock                                        (305)            (302)
                                                               --------         --------
    Net cash provided(used) by financing activities               4,670             (450)
                                                               --------         --------
Cash flows from investing activities:
  Additions to property and equipment, net of disposals          (7,277)         (17,408)
  Proceeds from the disposal of property and equipment              ---            2,784
                                                               --------         --------
    Net cash (used) in investing activities                      (7,277)         (14,624)
                                                               --------         --------
    (Decrease) in cash and cash equivalents                      (6,443)          (5,168)
Cash and cash equivalents, beginning of year                     13,583           16,736
                                                               --------         --------
  Cash and cash equivalents, end of period                     $  7,140         $ 11,568
                                                               ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $    ---         $    ---
    Income taxes                                               $  2,830         $  6,200
Non-cash investing and financing activities:
  Capital lease                                                $    ---         $  2,004


   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The financial statements as of August 31, 1996, and August 26, 1995, of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Financial Statements which are contained in the Company's 1996 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

2.       CHANGE IN FISCAL YEAR

         Effective with the beginning of fiscal 1996, the Company has changed its fiscal year end to the Saturday closest to February 28 from a calendar month-end of February. The first six months of fiscal 1997 had 182 days compared to 179 days in the first six months of fiscal 1996.

3.       SHORT-TERM AND LONG-TERM DEBT

         As of August 31, 1996, the Company had outstanding short-term borrowings of $5,000,000 against its reducing revolving credit commitment. The interest rate in effect at August 31, 1996, was prime rate, or 8.25%.

         Net losses sustained by the Company in the second quarter of fiscal 1997 resulted in the Company's failure to meet the fixed-charge coverage required by the agreements between the Company and the holders of its senior notes and the banks providing its revolving credit loans. The Company is in compliance with all other covenants contained in the agreements.

         Neither the note holders nor the banks have indicated their intention to declare the outstanding principal amounts and accrued interest immediately due and payable. Negotiations with both the note holders and the banks are currently in progress.

         The Company has made all required principal and interest payments due the note holders and the banks to date and anticipates that it will be able to make the required future payments as scheduled under the current agreements.

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

Item 2.


                       SUN TELEVISION AND APPLIANCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION


                              RESULTS OF OPERATION

The Company recorded net loss of $2,561,000 or $.15 per share for the second quarter ended August 31, 1996, compared to net income of $2,256,000, or $.13 per share for the quarter ended August 26, 1995. The decrease was primarily attributable to a decline in gross sales volume. The gross profit percentage rate decreased slighty from 26.0% last year to 25.9% this year. Selling, general and administrative expenses have decreased in dollars versus last year's second quarter but increased as a percentage of sales as compared to last year due to the decline in sales volume and the operation of additional stores in this quarter compared to the second quarter last year.

For the six months ended August 31, 1996, the net loss was $7,149,000 or $.41 per share as compared to net income of $2,466,000 or $.14 per share for the prior year. The decline in net income was primarily attributable to the decrease in sales volume and the decrease in gross profit rate as a percentage of net sales from 25.7% last year to 25.0% this year. In addition, during the first quarter of this year the Company had a one-time restructuring charge of $2.0 million, or $.07 per share, principally related to severance pay.

NET SALES AND SERVICE REVENUES

Net sales and service revenues for the second quarter ended August 31, 1996 were $150,389,000, a decrease of $32,845,000 or 17.9% from the $183,234,000 for last year's quarter ended August 26, 1995. Comparable store sales declined 28.0% from $179.8 million for the quarter ended August 26, 1995 to $129.6 million for the quarter ended August 31, 1996. Sales of all major product categories declined this quarter versus last year's second quarter with home appliances, which includes air conditioners, decreasing 35.6% this quarter versus the comparable quarter last year.

Net sales and service revenues for the six months ended August 31, 1996 decreased 12.6% to $304,048,000 from $347,714,000 for the six months ended August 26, 1995. Comparable store sales for this six months ended August 31, 1996 decreased $79.4 million to $266.4 million from $345.7 for the comparable period last year. Again, sales in all major product categories decreased this year versus the prior year with the largest decrease occurring in home appliances (19.4%).

GROSS PROFIT

Gross profit of $38,952,000 (25.9% of sales) for the second quarter of this year represents a decrease of $8,660,000 or 18.2% from last year's second quarter amount of $47,612,000 (26.0% of sales). The gross profit percentage was approximately the same in this year's second quarter versus last year. Most product categories reflected a decline this year versus last year due to the highly competitive environment, offset by an increased rate of service policy revenue recognition which has a higher than average gross margin rate.

For the first six months of this fiscal year, gross profit of $76,109,000 (25.0% of sales) was 14.7%, or $13,142,000, lower than last year's amount of $89,251,000 (25.7% of sales). The decline in gross profit percentage this year versus last year was again attributable to the promotional environment related to new competitors entering our markets as well as a slow down in consumer spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $42,050,000 for the quarter ended August 31, 1996 versus $43,483,000 for last year's second quarter, a decrease of $1,433,000 or 3.3%. The decrease in dollars is primarily attributable to lower payroll costs, primarily selling, offset partially by higher occupancy costs related to the new stores this year as compared to last year. As a percentage of sales, selling, general and administrative expense was 28.0% versus 23.7% last year and this is primarily attributable to the decline in sales volume in the second quarter versus last year.

During the first six months of this year, selling, general and administrative expenses decreased $42,000 to $83,875,000 from $83,917,000. As a percentage of sales, selling, general and administrative expense was 27.6% versus 24.1%, with the increase relating to the decline in sales volume for the first six months of this year versus last year.

OTHER INCOME/EXPENSES

Interest expense decreased $94,000 for the second quarter and was flat for the first six months this year versus last year due to the reduction in average outstanding short-term borrowings for the same period.

INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate for the year (40.2%) which has reduced slightly from last year, primarily due to a decrease in the effective state tax rate.

                               FINANCIAL CONDITION

The Company's current ratio is 1.4 as compared to 2.5 as of March 2, 1996. The major reason for the decrease in the current ratio is the reclassification of the principal amount of the senior notes as a current liability due to the non-compliance by the Company with the fixed-charge coverage covenant (See Note 3 of Notes to Financial Statements). If the senior notes had not been reclassified the current ratio would have been 1.8 as of the end of the current quarter. Inventory has increased by $34,360,000 in preparation for the Fall selling season and the additional new stores opened this year versus last year and was largely financed by increases in short-term borrowings and trade payables.

The Company opened one store in Dayton, Ohio, in the first quarter of this year, a store in Charleston, West Virginia during the second quarter and a store in Beckley, West Virginia in the third quarter of this year. The Company plans to replace the existing stores in North Randall, Chillicothe and Newark, Ohio with larger, better located stores and open a new store in Huntington, West Virginia, in the third quarter of this year. The Company expects capital expenditures for the remainder of the year to be approximately $11,000,000 and anticipates covering these requirements using cash on hand, cash flow from operations, the anticipated sale of non-productive property, the possible sale/leaseback of certain owned properties and short-term borrowings on an interim basis.

The ability of the Company to meet its operating cash requirements for current and future fiscal periods is dependent upon its ability to negotiate satisfactory amendments to its current lending agreements and satisfactory long-term financing arrangements. The Company is currently negotiating with its banks, note holders and other potential lenders regarding such agreement.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on July 30, 1996. The following matters were voted on:

         1.       Election of Directors.

         2. Ratification of the appointment of Coopers & Lybrand L.L.P. to serve as independent public accountants for the Company for fiscal 1997.

All nominees to the Board of Directors were elected, and all other matters were approved. The votes cast were as follows:

         1.       Election

                  Nominee                       For              Withheld                 Total
                  ---------                     -----            ----------               -----
                  Macy T. Block                 15,566,853          335,080            15,901,933
                  Thomas Epstein                15,598,758          303,175            15,901,933
                  Brady J. Churches             15,593,068          308,865            15,901,933
                  Ned L. Sherwood               15,589,808          312,125            15,901,933
                  Michel Zaleski                15,589,783          312,150            15,901,933
                  Paul D. Bauer                 14,233,692        1,678,241            15,901,933
                  James R. Copitzky             15,601,208          300,725            15,901,933
                  Joseph Nusim                  15,576,886          325,047            15,901,933

         2.       Ratification for Appointment of Independent Public
                  Accountants:

                  For                           15,796,403
                  Opposed                           57,760
                  Abstentions                       47,770

Items 6. Exhibits and Reports on Form 8-K

         (a)      Exhibit 10a.      Employment Agreement

                  Exhibit 10b.      Stock Option Agreement

                  Exhibit 10c.      Restricted Stock Agreement

                  Exhibit 11.       Computation of Net (Loss) Income per Common
                                    Share

                  Exhibit 27.       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

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

                            SUN TELEVISION AND APPLIANCES, INC.
                                         (Registrant)




                         By    /s/Steven A. Martin
                           ----------------------------------------------------
                           Steven A. Martin, Executive Vice President, Treasurer
                                          and Chief Financial Officer *


Date:  October 11, 1996




---------------
* Mr. Martin is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.