Form 10-Q
period 1996-11-30
SUN TELEVISION & APPLIANCES INC
filed 1997-01-14
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1996


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to___________________


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

           YES  X                              NO___________

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             OUTSTANDING AT DECEMBER 31, 1996

Common shares, $.01 par value                        17,419,408 shares

                       SUN TELEVISION AND APPLIANCES, INC.
                                TABLE OF CONTENTS



                                                                 PAGE NO.
                                                                 --------

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the Quarters Ended
                November 30, 1996 and November 25, 1995              3

              Statement of Operations
                for the Nine Months Ended
                November 30, 1996 and November 25, 1995              4

              Balance Sheet
                November 30, 1996 and March 2, 1996                  5

              Statement of Cash Flows
                for the Nine Months Ended
                November 30, 1996 and November 25, 1995              6

              Notes to Financial Statements                        7-8

  Item 2.     Management's Discussion and Analysis of
                Results of Operation and Financial Condition      9-11

Part II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                      12

                         PART I - FINANCIAL INFORMATION



Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
                            STATEMENT OF OPERATIONS
         For the quarters ended November 30, 1996 and November 25, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          November 30,     November 25,
                                              1996             1995
                                          ------------     ------------
Net sales and service revenues            $    181,949     $    202,632

Cost of sales                                  139,842          152,212
                                          ------------     ------------

Gross profit                                    42,107           50,420

Selling, general and administrative             47,335           46,937
Amortization of intangibles                        123              123
                                          ------------     ------------


(Loss) income from operations                   (5,351)           3,360

Other income (expenses):
  Interest income                                   71               88
  Interest expense                              (1,522)          (1,151)
                                          ------------     ------------
Total other                                     (1,451)          (1,063)
                                          ------------     ------------

(Loss) income before income taxes               (6,802)           2,297

Income tax (benefit) expense                    (2,734)             930
                                          ------------     ------------

Net (loss) income                         $     (4,068)    $      1,367
                                          ============     ============

Net (loss) income per share               $       (.23)    $        .08
                                          ============     ============

Weighted average shares outstanding             17,465           17,393
                                          ============     ============


   The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF OPERATIONS
       For the nine months ended November 30, 1996 and November 25, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          November 30,     November 25,
                                             1996             1995
                                          ------------     ------------
Net sales and service revenues            $    485,998     $    550,346

Cost of sales                                  367,781          410,675
                                          ------------     ------------

Gross profit                                   118,217          139,671

Selling, general and administrative            131,210          130,854
Amortization of intangibles                        370              370
Restructuring charge                             2,000             --
                                          ------------     ------------

(Loss) income from operations                  (15,363)           8,447

Other income (expenses):
  Interest income                                  319              442
  Interest expense                              (3,716)          (3,343)
  Other                                           --                894
                                          ------------     ------------
Total other                                     (3,397)          (2,007)
                                          ------------     ------------

(Loss) income before income taxes              (18,760)           6,440

Income tax (benefit) expense                    (7,542)           2,607
                                          ------------     ------------

Net (loss) income                         $    (11,218)    $      3,833
                                          ============     ============

Net (loss) income per share               $       (.64)    $        .22
                                          ============     ============

Weighted average shares outstanding             17,451           17,439
                                          ============     ============


   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                                  BALANCE SHEET
                       November 30, 1996 and March 2, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           November 30,      March 2,
                                                                               1996           1996
                                                                           ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $     19,516   $     13,583
  Trade accounts receivable, net of allowance
    for doubtful accounts of $400 and $400                                       33,872         18,943
  Income tax refundable                                                           7,511           --
  Merchandise inventory                                                         193,730        114,777
  Prepaid expenses and other                                                      7,549          5,903
  Deferred income taxes                                                           8,118          8,116
                                                                           ------------   ------------
    Total current assets                                                        270,296        161,322

Property and equipment, net                                                     108,308        100,563
Deferred income taxes                                                             7,107          8,410
Intangible assets                                                                14,677         15,047
                                                                           ------------   ------------
Total assets                                                               $    400,388   $    285,342
                                                                           ============   ============
                                   LIABILITIES
Current liabilities:
  Short-term borrowings                                                    $     45,000   $       --
  Trade accounts payable                                                        103,651         20,100
  Accrued liabilities                                                            29,750         23,431
  Income taxes payable                                                             --            3,934
  Current portion of deferred revenue                                            16,629         18,089
                                                                           ------------   ------------
    Total current liabilities                                                   195,030         65,554

Capital lease obligations                                                        14,383         14,651
Deferred revenue, non-current                                                    18,830         21,621
Long-term debt (Note 3)                                                          30,000         30,000
                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
  500 shares authorized - none issued                                              --             --

Common stock, $.01 par value, 30,000 shares authorized
  17,419 and 17,364 shares issued and outstanding                                   174            174

Additional paid-in capital                                                       88,419         88,268
Retained earnings                                                                53,552         65,074
                                                                           ------------   ------------
Total stockholders' equity                                                      142,145        153,516
                                                                           ------------   ------------

Total liabilities and stockholders' equity                                 $    400,388   $    285,342
                                                                           ============   ============

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF CASH FLOWS
                       For the nine months ended November
                         30, 1996 and November 25, 1995
                                 (In thousands)
                                   (Unaudited)

                                                               November 30,   November 25,
                                                                  1996            1995
                                                              ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                           $    (11,218)   $      3,833
  Adjustments to reconcile (loss) income to net cash
    used by operating activities:
  Depreciation and amortization                                      6,974           5,930
  Deferred revenue                                                  (4,250)         (1,319)
  Deferred income taxes                                              1,302             428
  Restructuring charge                                               2,000            --
  Gain of sale property and equipment                                 --              (894)
  Changes in items affecting operations:
    Trade accounts receivable                                      (14,929)        (14,759)
    Merchandise inventory                                          (78,953)        (77,428)
    Prepaid expenses and other                                      (1,766)            (61)
    Trade accounts payable                                          83,551          69,560
    Accrued liabilities                                              4,319           5,278
    Income taxes payable/refundable                                (11,446)         (5,204)
                                                              ------------    ------------
                                                                   (19,224)        (22,614)
                                                              ------------    ------------
    Net cash (used) by operating activities                        (24,417)        (14,636)
                                                              ------------    ------------

Cash flows from financing activities:
  Short-term borrowings                                             45,000          13,000
  Reduction of capital lease obligations                              (268)           (421)
  Issuance of common stock under stock options                         151              13
  Dividends on common stock                                           (305)           (453)
                                                              ------------    ------------
    Net cash provided by financing activities                       44,578          12,139
                                                              ------------    ------------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals            (14,228)        (23,071)
  Proceeds from sale/leaseback                                        --            10,446
  Proceeds from the disposal of property and equipment                --             2,784
                                                              ------------    ------------
    Net cash (used) in investing activities                        (14,228)         (9,841)
                                                              ------------    ------------

    Increase (decrease) in cash and cash equivalents                 5,933         (12,338)
Cash and cash equivalents, beginning of year                        13,583          16,736
                                                              ------------    ------------
  Cash and cash equivalents, end of period                    $     19,516    $      4,398
                                                              ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $      1,359    $      1,369
    Income taxes                                              $      2,830    $      7,528
Non-cash investing and financing activities:
  Capital lease                                               $       --      $      2,004

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The financial statements as of November 30, 1996 and November 25, 1995 of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Financial Statements which are contained in the Company's 1996 Annual Report should be read in conjunction with these financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

2.       CHANGE IN FISCAL YEAR

         Effective with the beginning of fiscal 1996, the Company has changed its fiscal year end to the Saturday closest to February 28 from a calendar month-end of February. The first nine months of fiscal 1997 had 273 days compared to 270 days in the first nine months of fiscal 1996.

3.       SHORT-TERM AND LONG-TERM DEBT

         As of November 30, 1996, the Company had outstanding short-term borrowings of $45,000,000 against its reducing revolving credit commitment. The interest rate in effect at November 30, 1996, was prime rate, or 8.25%.

         On December 20, 1996, the Company replaced the revolving line of credit and the senior note with a collateralized credit agreement, which was used to retire both of the existing borrowings. The new Revolving agreement has a term of three years, due February 28, 2000, and is collateralized by inventory. The Company may borrow up to a maximum of $100,000,000 depending on inventory levels. Interest on borrowings will either be prime rate +.50% or the Libor + 3%, depending on how the Company chooses to borrow funds. The daily cash receipts of the Company will pay down the line of credit, while daily disbursements will become draws on the line of credit. The most restrictive covenant details the granting of liens on most of the Company's current assets.

4.       SUBSEQUENT EVENT

         The Company has announced a plan to close nine stores before the current fiscal year end. The markets affected include Buffalo(3) and Rochester(2), New York and Dayton (3) and Springfield(1), Ohio. The closing of these stores will result in a non-recurring restructure charge. Costs relating to the closing of the stores, including, but not limited to, losses on disposal of merchandise and fixed assets, employee severance costs, relocation expenses and other costs related to the store closings, such as reductions in central distribution employees due to fewer stores, will result in a non-recurring restructure charge. The Company is still in the process of estimating the total costs relating to the store closings and corporate restructuring.

5.       NEW FINANCIAL ACCOUNTING STANDARDS

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

Item 2.
                       SUN TELEVISION AND APPLIANCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

The Company recorded a net loss of $4,068,000 or $.23 per share for the third quarter ended November 30, 1996, compared to net income of $1,367,000, or $.08 per share for the quarter ended November 25, 1995. The decrease was primarily attributable to the decline in gross sales volume as well as the decline in gross profit dollars and rate. The gross profit percentage rate decreased from 24.9% for the third quarter ended November 25, 1995 compared to 23.1% for the third quarter ended November 30, 1996. Selling, general and administrative expenses have increased as a percentage of sales as compared to last year due to the decline in sales volume combined with the additional expenses due to the operation of additional stores in this quarter compared to the third quarter last year.

For the nine months ended November 30, 1996, the net loss was $11,218,000 or $.64 per share as compared to net income of $3,833,000 or $.22 per share for the prior year. The loss of income was primarily attributable to the decrease in sales volume and the decrease in gross profit rate as a percentage of net sales from 25.4% for the nine months ended November 25, 1995 compared to 24.3% for the nine months ended November 30, 1996. In addition, during the first quarter of this year the Company had a one-time restructuring charge of $2.0 million, or $.07 per share, principally related to severance pay.

NET SALES AND SERVICE REVENUES

Net sales and service revenues for the third quarter ended November 30, 1996 were $181,949,000, a decrease of $20,683,000 or 10.2% from the $202,632,000 for last year's quarter ended November 25, 1995. Sales in the video category had the largest decline of $11.4 million, while sales in major appliances dropped $4.2 million. Comparable store sales declined 16.3% from $188.9 million for the quarter ended November 25, 1995 to $158.0 million for the quarter ended November 30, 1996.

Net sales and service revenues for the nine months ended November 30, 1996 decreased 11.7% to $485,998,000 from $550,346,000 for the nine months ended November 25, 1995. Sales within all major product categories have declined this year with the largest declines in color televisions, air conditioning and computer and related accessories. Comparable store sales for this nine months ended November 30, 1996 decreased $110.2 million to $424.4 million from $534.6 million for the comparable period last year.

Sales for both the third quarter and the nine months ended November 30, 1996 reflect not only the intensified competition in most of our markets, but also the overall soft retail environment for the consumer electronics, computer and appliance industry.

GROSS PROFIT

Gross profit of $42,107,000 (23.1% of sales) for the third quarter of this year represents a decrease of $8,313,000 or 16.5% from last year's third quarter amount of $50,420,000 (24.9% of sales). The gross profit percentage reflected a decline in most product categories this year versus last year due to the highly competitive environment and the promotional nature of the Fall selling season.

For the first nine months of this fiscal year, gross profit of $118,217,000 (24.3% of sales) was 15.4%, or $21,454,000, lower than last year's amount of $139,671,000 (25.4% of sales). The decline in gross profit percentage this year versus last year was attributable to the soft retail environment in the consumer electronics industry combined with the intense promotional environment due to the increased number of competitors in our markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $47,335,000 for the quarter ended November 30, 1996 versus $46,937,000 for last year's third quarter, an increase of $398,000 or 0.8%. The increase in expense is primarily attributable to the greater number of stores in operation for the full quarter this year as compared to last year, as well as, higher advertising expense. As a percentage of sales, selling, general and administrative expense increased to 26.0% versus 23.2% last year, and is primarily attributed to the decline in sales volume in the third quarter versus last year.

During the first nine months of this year, selling, general and administrative expenses increased $356,000 to $131,210,000 from $130,854,000 the prior year. As a percentage of sales, selling, general and administrative expense was 27.0% versus 23.8%, respectively, with the increase relating to the decline in sales volume for the first nine months of this year versus last year.

OTHER INCOME/EXPENSES

Interest expense increased $371,000 for the third quarter and $372,000 for the first nine months this year versus last year due to the increase in average outstanding short-term borrowings for the same period.

INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate for the year (40.2%) which has reduced slightly from last year, primarily due to a decrease in the effective state tax rate.

                               FINANCIAL CONDITION

The Company's current ratio is 1.4 as compared to 2.5 as of March 2, 1996. The major reason for the decrease in the current ratio to 1.4 is the seasonal increase in the trade accounts payable and is comparable to last year's third quarter current ratio of 1.6. Inventory had increased by $78,953,000 from March 2, 1996 in preparation for the Christmas selling season, and the additional new stores opened this year versus last year, and was largely financed by increases in short-term borrowings and trade payables.

In December the Company signed a new revolving credit agreement (see Note 3 in the Financial Statements) which allowed the Company to retire the existing senior note and revolving credit borrowings. This collateralized agreement, due in February of 2000, allows the Company to borrow a maximum of $100,000,000 depending on inventory levels.

The Company opened a store in Dayton, Ohio, in the first quarter of this year, a store in Charleston, West Virginia, during the second quarter, and stores in Beckley and Huntington, West Virginia, in the third quarter of this year. The Company replaced the existing stores in North Randall, Chillicothe, and Newark, Ohio, with larger, better located stores in the third quarter of this year. The Company expects capital expenditures for the remainder of the year to be approximately $1,500,000 and anticipates covering these requirements using cash on hand, cash flow from operations, the anticipated sales of non-productive property, and borrowings on the revolving line of credit.

The Company has announced plans to withdraw from the New York, Dayton and Springfield, Ohio markets prior to its fiscal year end of March 1, 1997, and will incur a fourth quarter non-recurring restructuring charge. The Company will close three stores in suburban Buffalo, New York, two stores in suburban Rochester, New York, three stores in the greater Dayton, Ohio area and one location in Springfield, Ohio. The Company indicated that the nine stores to be closed generated $74 million, or 15% of Sun's year to date consolidated sales, and recorded a fiscal 1997 year to date operating loss of approximately $2 million, before considering corporate expense allocations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The matters discussed above include forward-looking statements that involve risks and uncertainties, including, but not limited to, a statement with respect to a non-recurring restructuring charge and the impact of store closings on cash flow. Such statements are subject to changes based on various important factors which may be beyond the Company's control, such as, but not limited to, the review and computation to determine the amount of the non-recurring restructuring charge, the timing and expense associated with the store closings, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable stores locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits      Descriptions

                   10.          Revolving Credit Agreement

                   11.          Computation of Net (Loss)Income per Common Share

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

                                             SUN TELEVISION AND APPLIANCES, INC.
                                                        (Registrant)




                                             By     /s/ Steven A. Martin
                                                --------------------------------
                                                Steven A. Martin, Executive Vice
                                                President, Treasurer  and Chief
                                                Financial Officer *


Date:  January 13, 1997





* Mr. Martin is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.