Form 10-K
period 1997-03-01
SUN TELEVISION & APPLIANCES INC
filed 1997-05-30
CIK 874690

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended March 1, 1997

                        Commission File Number: 0-19269

                      SUN TELEVISION AND APPLIANCES, INC.
             (Exact name of Registrant as specified in its charter)

          OHIO                                               NO. 31-1178151
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                 6600 PORT ROAD
                             GROVEPORT, OHIO 43125
          (Address of principal executive offices, including zip code)

                                 (614) 492-5600
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

                Securities registered pursuant to Section 12(g)
                    of the Act: Common Stock, $.01 par value

         The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $35,696,000 on May 20, 1997.

         There were 17,439,202 shares of the Registrant's Common Stock outstanding on May 20, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.     BUSINESS.

OVERVIEW

         Sun Television and Appliances, Inc. (the "Company") is a specialty retailer of consumer electronics and home appliances. Since 1986, the Company has expanded from its base in Central Ohio to become a major regional chain, operating a total of 41 stores in Ohio, Pennsylvania, West Virginia and Kentucky. The Company's expansion strategy has been to open superstores, averaging 40,000 to 60,000 square feet, in those markets where the Company believed it could become the dominant retailer of its products. In larger markets, the Company clusters its stores to benefit from the economies of scale associated with operating multiple units in a single market. In small communities, the Company seeks to achieve market dominance by opening a single store which draws from a larger trading area. The close geographic proximity of the Company's current markets provides the Company with significant operating efficiencies.

         During the fiscal year ended March 1, 1997 ("fiscal 1997"), the Company opened seven new stores, one each in Beavercreek, North Randall, Newark, and Chillicothe, Ohio and Beckley, Charleston, and Huntington, West Virginia. The North Randall, Newark, and Chillicothe locations replaced older, smaller stores. The Company closed three stores in Dayton and one store in Springfield, Ohio and three stores in Buffalo and two stores in Rochester, New York thereby exiting these markets. The closing of these nine stores was part of a restructuring of the Company, including a re-engineering of job responsibilities that resulted in the elimination of more than 1,000 full-time positions. Also, the Company closed its Pittsburgh (August 1995) and Cleveland (May 1996) distribution facilities as it believes it can serve all of its stores more economically from the new Columbus warehouse and distribution complex referred to below.

         The Company commenced operation in its new 600,000 square foot warehouse and distribution complex and moved into the 200,000 square foot service and general office portion of the complex in 1995. Two leased warehouse locations in Columbus were closed in April 1995, and the Company's older, owned warehouse, distribution and office facility was sold in December 1996.

         The Company plans to open two new stores during the fiscal year ending February 28, 1998 ("fiscal 1998"), in Canton and Findlay, Ohio, and to close the existing stores in both these areas as they will be better served by the new stores.

         In June 1996, the Company announced the resignation of Robert E. Oyster as Chairman of the Board and Chief Executive Officer. In February 1997, the Company retained Price Waterhouse Business Turnaround Services ("BTS") in response to continuing difficulties in the consumer electronics retailing industry. As part of the Company's agreement with BTS, R. Carter Pate, a managing partner with BTS, joined the Company as Chairman of the Board. In May 1997, the Company announced the resignations of James R. Copitzky as President and Chief Executive Officer and Steven A. Martin as Executive Vice President, Treasurer and Chief Financial Officer. Additionally, in May 1997, the Company announced the appointment of Mr. Pate as Chief Executive Officer on an interim basis, named John J. Lynch, the Company's Controller, as interim Chief Financial Officer until a successor for Mr. Martin is found, and named Dennis
L. May, the Company's Vice President of Sales and Marketing as Executive Vice President and Chief Operating Officer.

         The Company is currently in the process of implementing a new business strategy aimed at boosting sales, maintaining market share and reinforcing its role as a leading consumer electronics and appliances retailer in its markets. Significant elements of this strategy, many of which are being test marketed in Cincinnati, include an aggressive new marketing and promotional plan that reinforces the Company's identity as the low-price retailer of consumer electronics and appliances providing superior value to its customers; institution of significant changes in customer service in the areas of employee training and development, in-store sales and service, home delivery and repair; revamping and re-laying existing stores to create a compelling shopping environment; and improvement of operational efficiencies through new point-of-sale information systems, improved inventory controls, and continued re-engineering of corporate and administrative functions.

         This strategy is designed to build and improve upon the existing knowledgeable, well-trained sales force, the established service department offering in-home and carry-in repair services at all locations, the Company operated home delivery, and other customer services such as the optional extended warranty contracts, extensive product instruction and various sales financing programs.

         Additionally, the Company is currently test marketing, in Cincinnati, an automatic price protection program (the "Price Protection Program"). The Company's pricing policy has been supported by a "price guarantee" whereby the Company will match a competitor's lower price or, for customers who have purchased a product from the Company which is offered by a competitor at a lower price, refund the difference between a competitor's lower price and the Company's price upon request by the customer or give the customer a full refund if the customer elects to return the goods. The Price Protection Program supplements the "price guarantee," and is not intended to be a replacement. Under the Price Protection Program, if a national competitor advertises a product offered by the Company at a lower price than the price paid by a customer of the Company within 30 days of the competitor's advertisement, the Company will automatically refund the difference between the competitor's advertised price and the price paid by the customer.

         The Company's business was founded in 1949 by Macy T. Block and his brother. In 1986, the Company was incorporated in Delaware in connection with the acquisition of the business by Mr. Block and ZS Sun L.P. The Company conducted its operations through a wholly owned subsidiary, Sun T.V., Inc. (the "Subsidiary") until July 1994, at which time the Company was reincorporated in Ohio and was merged with the Subsidiary.

EXPANSION STRATEGY

         The Company's plans for expansion in the future will depend upon market conditions, the extent and nature of competition in target markets, and the Company's financial condition and the availability of capital. In selecting which markets to enter, if any, in the future, the Company would expect to evaluate a number of criteria, including proximity to existing operations as well as the size, strength and merchandising philosophy of potential competitors. In choosing specific sites within a market, the Company would expect to apply site selection criteria which take into account numerous factors including local demographics, traffic patterns and overall retail activity.

MERCHANDISING

     Pricing

         The Company's policy is to offer its products at the lowest prices in each of its markets. The Company monitors pricing at competing stores on a daily basis through extensive pricing surveys and adjusts its prices as necessary to adhere to this policy and to ensure competitive positioning. The Company does not engage in promotional advertising that emphasizes "sale" pricing, but rather emphasizes its policy of consistent everyday low price leadership. All pricing decisions are made centrally by the Company's buyers. The Company's automatic Price Protection Program currently being test marketed and its "price guarantee" are described above.

     Products

         The Company offers its customers the convenience of one-stop shopping through a comprehensive selection of high quality, brand name consumer electronic, home appliance and home office products. The Company offers customers a wide range of price points within each product category, with the greatest depth in moderately priced items. The Company believes that its merchandising strategy, with its emphasis on products which the Company believes represent the best value to its customers, appeals to a wide range of customers and promotes customer loyalty and repeat business.

         The store layout has been reexamined by the Company and a program to attain consistent layouts at all stores has been instituted, which includes better merchandise adjacencies providing for improved customer service and convenience. Large, highly visible signage and floor displays highlight each area and create an environment in which it is easy to shop.

         The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. Historical percentages may not be indicative of the Company's future product mix.

                  PERCENTAGE OF NET SALES AND SERVICE REVENUES

                                                        Fiscal
                                       --------------------------------------
Product Category                       1997             1996             1995
----------------                       ----             ----             ----
Television............................ 21.4%            22.1%            23.5%
Video(1).............................. 11.3             11.1             12.8
Appliances(2)......................... 17.5             18.7             19.0
Audio(3).............................. 14.4              9.1             12.2
Personal convenience(4)...............  7.1              9.8              8.9
Home office(5)........................ 21.7             22.6             17.0
Extended service contracts, service
  revenues and other income(6)........  6.6              6.6              6.6
                                      -----            -----            -----
                                      100.0%           100.0%           100.0%
                                      =====            =====            =====

-------------------

(1) Includes video recorders and players, camcorders, television/video combination recorders and associated video accessories.

(2) Includes refrigerators, ranges, freezers, dishwashers, microwave ovens, washing machines and dryers, air-conditioners, dehumidifiers, humidifiers and disposals.

(3) Includes rack audio systems, receivers, cassette decks, compact disc players, turntables, amplifiers, tuners, equalizers, speakers, headphones, car stereo components, portable radio/cassette and microcassette recorders, personal headphone stereo, clock radios and related accessories.

(4) Includes prerecorded video and audio tapes and compact discs, electronic musical keyboards, telephones, answering devices, cellular phones, fans, other miscellaneous portable electronics, vacuum cleaners, gas grills, housewares and home furnishings.

(5) Includes computers, computer accessories, software, fax machines, copiers, electronic typewriters and word processors and calculators.

(6) Includes extended service policies, service repair revenues, parts and warranty billings to manufacturers and miscellaneous income.

         Purchasing

         The Company purchases most of its merchandise directly from the manufacturers. The Company has a staff of four buyers reporting to the Executive Vice President and Chief Operating Officer. Each buyer has responsibility for specified product categories and is supported by one or more assistant buyers and an inventory control manager. For fiscal 1997, the Company's largest supplier accounted for less than 10.0% of sales. The Company typically does not maintain long-term purchase contracts with suppliers and operates principally on a purchase order basis.

MARKETING

         The Company's marketing programs are designed to create an awareness of the Company's comprehensive selection of high quality, brand name merchandise and its lowest price policy. The Company's primary advertising vehicle in each of its markets is local newspaper advertising, supplemented with radio and cable and broadcast television spots. The Company's newspaper advertising program currently consists of full-color multiple page inserts and periodic full-page advertisements. To reinforce the Company's policy of offering its products at the lowest prices, the Company advertises a low price guarantee in all of its markets and is test marketing the Price Protection Program described above.

         All print advertisements and media buying are handled internally by the Company's advertising department.

CUSTOMER SERVICE

     Sales Associates

         The Company strives to develop the technical and interpersonal skills of its sales associates to ensure that customers consistently receive knowledgeable and courteous assistance. In this regard, the Company has embarked upon a Company-wide retraining of all its sales associates with specific emphasis on determining customer wants and needs and understanding how to best meet these needs. On an ongoing basis, all sales associates attend frequent in-house training sessions conducted by experienced employees or manufacturers' representatives and receive sales, product and other information in daily manager meetings. Certain sales associates specialize in a particular product category to provide customers with an increased level of technical assistance. These specialized associates are an important part of the Company's "team" selling approach.

         The Company's sales associates are paid on a commission basis, with commissions determined on the basis of profitability, inventory management and other considerations. The Company also motivates its sales associates by providing opportunities for advancement within the Company.

     Services

         The Company supports its merchandise sales by providing a number of important customer services, including an established service department offering in-home and carry-in repair services at all store locations, home delivery, optional extended warranty contracts, extensive product instruction and various sales financing programs.

         Virtually all merchandise purchased from the Company may be returned to any of the Company's stores for repair, whether the product is under the manufacturer's warranty, an extended service protection contract or out of warranty. The Company's service facility, located at its distribution center in Columbus, Ohio, is one of the largest service centers in Ohio and has been designated as an authorized service center by most of the Company's suppliers. The Company operates a fleet of trucks, which enables it to provide in-home repair and service for major appliances and televisions. Currently, in the Northern and Southern Ohio market areas, merchandise generally is repaired and serviced by independent contractors approved by the Company.

         At the time of purchase, each customer may elect to purchase an extended service plan contract which provides warranty coverage beyond the duration of the manufacturer's warranty. Generally, these plans provide one to five years of extended warranty coverage which helps ensure post-sale customer satisfaction.

         The Company periodically conducts free in-store classes to demonstrate the use and operation of selected merchandise. These classes are particularly useful to customers for newly introduced products and for those products which require some skill in operation, such as video camcorders and personal computers.

         The Company accepts most major credit cards and introduced its own private label credit card in Fall 1990. The Company has transferred credit risk on its private label credit card to a third party. Purchases under installment sales contracts may be arranged by the Company through independent financing companies without recourse to the Company.

         In the Fall of 1996, the Company contracted for the administration and operation of its private label credit card with a new third party and embarked on an extensive promotion of the new card.

STORE OPERATIONS

     Stores

         All of the Company's stores are located in high visibility, high traffic commercial areas, including strip shopping centers and free-standing sites in major regional shopping areas. Each store has large, readily identifiable signage, easy access from major roads and adequate customer parking.

         The stores range in size from approximately 19,000 to 73,000 square feet and have an average of 25,000 square feet of selling space. The stores are open seven days and six nights per week, including most holidays.

         The following table indicates the number of stores opened and closed over the past three fiscal years. The stores closed in 1997 included three stores in Buffalo and two stores in Rochester, New York, and three stores in

Dayton and one store in Springfield, Ohio and were the markets exited by the Company this year. Stores in North Randall, Newark and Chillicothe were replaced by new superstores which the Company believes are at better locations. The stores closed in fiscal 1996 and 1995 were in Columbus market areas which are serviced by new superstores which the Company believes are at better locations.

                                                                                Fiscal
                                                                ---------------------------------------
                                                                1997             1996              1995
                                                                ----             ----              ----
Number of stores open at beginning of period .........           46                43               38

Number of stores opened during period.................            7                 5                6

Number of stores closed during period                            12                 2                1
                                                                 --                --               --

Number of stores open at end of period................           41                46               43
                                                                 ==                ==               ==


         The Company attains store operating efficiencies through comprehensive merchandise, personnel and information controls. Changes in store operating procedures and pricing policies are established by senior management at its headquarters and are disseminated to each store through daily electronic mail messages and weekly manager meetings. The Company's store level management structure consists of a full-time manager, an operations manager, and two or more department managers. Store operations also are supervised by three district managers who report to the Company's Vice President of Field Operations.

     Distribution

         The Company moved into its new, owned 800,000 square foot facility in Columbus in Spring 1995. Approximately 600,000 square feet are devoted to warehousing and distribution. The Company distributes products to all of its stores from this facility. All of the Company's stores are located within approximately 350 miles of this facility. The close proximity of the distribution center to the stores allows the Company to make relatively frequent deliveries to each store, enabling the Company to minimize in-store out-of-stocks. Deliveries to stores in Central Ohio are made by the Company's fleet of trucks, while deliveries to stores elsewhere are made by contract carriers. The Company believes that its distribution center provides it with significant labor, merchandise and freight savings by consolidating receiving and handling functions and by enabling the Company to purchase in full truckloads from suppliers.

         The Company closed its Pittsburgh distribution facility in 1995 and its Cleveland distribution facility in 1996 as it believes the new Columbus facility will provide a cost-efficient means of supplying the Northern Ohio and Pennsylvania stores as well as capacity for further expansion.

     Management Information Systems

         The Company has implemented an integrated retail management information system. This system provides management with the information necessary to manage inventory by providing current inventory, price and volume information by stock keeping unit ("SKU"). The system also provides vendor analysis, monitors sales and store activity on a daily basis, captures marketing and customer information, tracks productivity by sales associate and controls the Company's accounting operations.

         The host computer is integrated with the Company's PC-based point-of-sale system which serves as the collection mechanism for all sales activity. The combined system provides for next-day review of inventory levels and sales by store and by SKU and enables management to track merchandise from receipt at the distribution center until time of sale. This capability allows the merchandise staff to confirm delivery of products, to monitor future delivery dates and to improve merchandise selection and product pricing.

         The Company's PC-based point of sale system and software are being replaced to provide for efficient and controlled integration into the management information system.

SEASONALITY

         The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and service revenues and income from operations are greater during the Christmas season than during other periods of the year. The Company's February/March fiscal year end, however, mitigates broad revenue swings in quarterly reporting. Future quarterly results for the Company may not necessarily follow this pattern due to the timing and number of new store openings and general economic conditions.

COMPETITION

         The Company's business is intensely competitive in all product categories. Competition is based primarily on price, although store location, product selection and service are also significant factors. In general, the Company's competitors include other specialty stores, independent electronics and appliance stores, department stores, warehouse clubs, mass merchandisers, discount stores and catalog showrooms, many of which are national in scope and have significantly greater resources than the Company. In particular, the Company believes that it competes in its current markets most directly with Circuit City, Best Buy and Sears. In the future, there can be no assurance that the Company will not face additional competition in its markets from new or existing competitors.

EMPLOYEES

         As of March 1, 1997, the Company employed approximately 3,400 persons, 2,500 of whom were full-time employees. As of April 1, 1997, the Company employed approximately 2,500 persons, 1,800 of whom were full time employees. The decrease in employees is primarily attributable to the nine store closings and corporate restructuring previously mentioned. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company considers its relations with employees to be good.

SERVICE MARKS

         The Company has developed common law rights in its service marks. The Company owns federal registrations for the marks SUN TELEVISION & APPLIANCES, INC., SUN TELEVISION & APPLIANCES WHERE YOU KNOW YOU PAY LESS and Design, SUN $UPER $AVINGS CENTERS and Design, QUICK WIZ and Design, and CRUISE LINE TRAVEL THE WORLD and Design. SUN TELEVISION & APPLIANCES, INC., SUN SAVINGS CENTERS and SUN SUPER SAVINGS CENTER are registered in the State of Ohio. SUN TELEVISION & APPLIANCES and SUN SUPER SAVING CENTERS and Design are registered in the Commonwealth of Pennsylvania.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider the following important factors, which, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for fiscal 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with its borrowing capability and funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements both for the short-term and through at least the end of fiscal 1998. The Company may need to raise additional funds through public or private debt or equity financings in order to respond to competitive pressures. The issuance of equity securities is not likely to be possible unless the Company's profitability and market conditions in the Company's industry improve significantly. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Competition. The Company's business is highly competitive. Some of the Company's competitors have significantly greater resources than the Company. In addition, the Company may face additional competition in its markets from new or existing competitors. See "Business -- Competition."

         Dependence on Suppliers. The success of the Company's business depends upon its ability to select and purchase quality merchandise on favorable terms. The Company has no continuing contracts with its suppliers for the purchase of merchandise. The Company relies on favorable terms from its suppliers to obtain merchandise. There can be no assurances that the Company will be able to continue to obtain merchandise on terms favorable to the Company.

         Product Demand. The Company's performance depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and new product features and the continued popularity of existing products. The timing of the announcement and the introduction of new technology and new products similar to products offered by the Company can have a material adverse affect on the Company's ability to market products currently available from manufacturers and offered by the Company. Sales of merchandise such as that offered by the Company are likely to be affected by adverse trends in the general and regional economies, as well as the availability of consumer credit. In most of the Company's product categories, prices for comparable units have declined each year, a trend which the Company expects to continue.

         Quarterly Fluctuations and Seasonality. Similar to most retailers, the Company's business is seasonal, with revenues and earnings being generally lower during the first half of each fiscal year and greater during the second half of the fiscal year, which includes the year-end holiday season. In addition, the Company's working capital needs are seasonal, with the Company's greatest working capital requirements occurring during the second half of each fiscal year. Accordingly, the Company's operating results may be affected by holiday spending patterns, as well as the timing of new store openings and general economic conditions.

         Volatility of Stock Price. The market price of the Company's common stock is subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may affect adversely the market price of the Company's common stock.

ITEM 2.     PROPERTIES.

         The Company's original store opened in Columbus in 1949 and was closed in 1980 when the real estate was sold. The following table sets forth data regarding the Company's current store locations:

                                                               Gross           Approximate         Lease
                                               Year           Square             Selling        Expiration
                                              Opened          Footage           Space(1)          Date(2)
                                              ------          -------           --------          -------
Columbus Area Locations:

      Alum Creek Drive                         6/1995          50,100            39,630            6/2025
      Morse Road                              10/1993          65,000            53,426             Owned
      West Broad Street                          1973          19,393            10,808             Owned
      Sawmill Road                            11/1994          60,000            47,463           10/2030
      Brice Road                              11/1991          30,000            22,290           11/2016

Northern Ohio Locations:

      Warren                                   9/1991          26,550            15,019             Owned
      Mentor                                  10/1991          34,950            23,334           10/2011
      North Olmsted                           10/1991          40,952            27,967           10/2011
      Chapel Hill                             11/1991          25,000            15,393           11/2011
      Parma                                   11/1991          26,810            14,492            9/2011
      North Randall                           10/1996          73,128            49,929            9/2026
      Elyria                                   7/1992          22,282            15,344            7/2012
      Mayfield Heights                        10/1992          19,450            13,144            7/2007
      Rosemont                                11/1992          25,500            20,410           11/2012
      Boardman                                11/1992          30,080            20,896             Owned

Cincinnati/Dayton Locations:

      Colerain                                11/1994          56,920            46,463             Owned
      Florence, Kentucky                      11/1994          56,920            46,863           10/2030
      Eastgate                                 9/1995          48,820            37,872             Owned

Other Ohio Locations:

      Newark/Heath                            10/1996          30,400            23,707           10/2026
      Zanesville                              10/1986          25,600            19,132            6/2015
      Mansfield/Ontario                       11/1986          35,878            24,055             Owned
      Chillicothe                             10/1996          30,400            23,707            9/2021
      Findlay                                 10/1987          24,300            11,940           10/1997
      Canton                                  11/1989          25,650            14,088             Owned
      Steubenville                             2/1991          25,035            13,206            2/2011
      Lima                                    10/1994          43,100            28,590           10/2030
      St. Clairsville                          9/1995          43,000            27,089             Owned
      Lancaster                               11/1995          40,950            33,552           11/2020

Pittsburgh Area Locations:

      Mars Cranberry                          10/1988          23,000            12,114           10/2004
      West Mifflin Century                     7/1989          45,210            31,400            7/2016
      Monroeville                             11/1989          33,547            22,787           11/2009
      McKnight Road                            6/1990          26,820            16,282            6/2010
      Scott Township                           7/1990          20,374            11,997            6/1999
      Robinson Township                       12/1992          22,220            16,742           12/2012

Other Pennsylvania Locations:

      Erie                                    12/1992          36,960            25,388             Owned
      Washington                              12/1992          21,000            13,812           10/2007(3)
      Johnstown                                9/1993          30,281            23,384            9/2018

West Virginia Locations:

      Beckley                                  9/1996          59,267            38,744            9/2019
      Charleston                               6/1996          45,000            34,929            6/2026
      Parkersburg                              3/1993          34,580            22,431            2/2003
      Huntington                              11/1996          30,403            23,937           11/2031

Closed Store Locations:

      Salem Mall (Ohio)                       12/1994          40,710                --         12/2009(4)
      Dayton Mall (Ohio)                      12/1994          50,000                --         12/2014(4)
      Springfield (Ohio)                      10/1995          42,821                --           Owned
      Beavercreek (Ohio)                       3/1996          49,776                --          3/2011(4)
      Henrietta (New York)                     9/1993          40,672                --          9/2008(4)
      Greece  (New York)                      10/1993          50,000                --         10/2008(4)
      Walden  (New York)                      11/1993          40,000                --         11/2008(4)
      Amherst  (New York)                     12/1993          40,011                --         12/2008(4)
      McKinley  (New York)                    12/1993          40,000                --         12/2008(4)

---------------------------

(1) Selling space is total square footage less the Company's estimate of space per store not used for selling merchandise.

(2)  Includes all renewal options, unless otherwise indicated.

(3) Although this lease has a 15-year term, the lease provides for a buyout which can be exercised by the landlord at any time after September 1998 if the adjacent tenant desires to acquire additional space.

(4)  Lease expiration date is for original lease term.

         In addition to the properties listed above, the Company owns a site in Cuyahoga Falls, Ohio, and has signed leases for replacement stores in Canton and Findlay, Ohio. The Company also owns sites in North Randall and Springfield, Ohio for which alternatives for disposition or leasing are being explored. Also, the Company still has leases for eight of the closed stores. The landlords of six stores filed suits against the Company alleging the Company breached its leases. The Company is currently negotiating with the landlords to terminate these leases.

ITEM 3.     LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, subject to the possible effect of the suits described below, the resolution of such proceedings in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

         On April 30, 1997, the landlords of the three stores in Buffalo and the two stores in Rochester, New York that the Company closed as part of restructuring instituted a lawsuit against the Company. The lawsuit was filed in the State of New York Supreme Court and alleges that the Company breached the leases for each of the closed stores. The total amount claimed by the landlords in the lawsuit is approximately $47.5 million. On May 16, 1997, the landlord of the store in Beavercreek, Ohio that the Company closed as part of restructuring instituted a lawsuit against the Company. The lawsuit was filed in the Court of Common Pleas for Greene County, Ohio and alleges that the Company breached the lease for the Beavercreek store, seeks restitution of the property, real estate taxes, insurance and overdue rent totalling $0.1 million and seeks an additional amount, unspecified, for damage to the premises and rent, common area maintenance and interest for the remainder of the lease term. However, based on discussions with counsel, the efforts of the Company to sublet the premises, reserves recorded for store closings and other factors, the Company believes that it has adequately provided for potential liabilities relating to these cases.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

MARKET PRICES

         The Company's common stock is traded on the over-the-counter market. The following table sets forth the high and low sales prices of the common stock as well as the dividends per share for the periods indicated.

                                   FISCAL 1997                  FISCAL 1996
                                   -----------                  -----------
                                HIGH           LOW          HIGH           LOW
                                ----           ---          ----           ---
1st Quarter                   $5.1875      $3.3125       $9.3750       $7.7500
2nd Quarter                    5.2500       3.1875        8.3750        6.3750
3rd Quarter                    3.5000       2.3750        7.5000        4.8750
4th Quarter                    4.8750       1.9688        5.8750        3.6250

       On May 20, 1997 the last reported sale price for the Company's common stock on the NASDAQ National Market was $2.3125 per share. As of May 20, 1997 there were approximately 861 holders of record of the Company's common stock.

STOCK LISTING

       Traded:  NASDAQ-NM
       Symbol:  SNTV

DIVIDENDS

       The Company has not paid a dividend since August 1996. The Company paid a quarterly dividend of $.00875 in May and August 1996 and in each quarter of fiscal 1996 and 1995. The Company is currently restricted on the payment of dividends to a maximum of $750,000 per year.

ITEM 6.     SELECTED FINANCIAL DATA.

          YEARS ENDED MARCH 1, 1997, MARCH 2, 1996, FEBRUARY 28, 1995,
             1994 AND 1993 (Amounts in thousands, except number of
                           stores and per share data)

                                           1997           1996(1)         1995          1994            1993
                                       ------------    ------------   -----------   -----------     ----------
Net Sales and
     Service Revenues...............    $ 683,386      $ 806,179       $ 751,883      $ 575,893      $ 398,642
Gross Profit........................      149,714        200,156         191,933        151,188        108,140
(Loss) Income from Operations.......      (46,608)        14,306          30,749         27,935         19,544
Interest Expense....................        5,537          4,675           2,316            440            626
Net (Loss) Income Before
     Extraordinary Loss.............      (43,722)         6,591          17,531         16,965             --
Extraordinary Loss..................       (1,619)            --              --             --             --
Net (Loss) Income...................      (45,341)         6,591          17,351         16,965         11,598
Net (Loss) Income Before
     Extraordinary Loss per Primary
     and Fully Diluted Shares(2)....        (2.51)          0.38            1.00           0.96           0.78(3)
Extraordinary Loss..................         (0.9)            --              --             --             --
Net (Loss) Income...................        (2.60)          0.38            1.00           0.96           0.78
Working Capital.....................       63,535         95,768          97,937         90,100         73,877
Total Assets........................      257,713        285,342         280,005        218,613        175,644
Long-Term Debt......................       41,007         30,000          30,000             --             --
Capital Lease Obligations...........       14,358         14,651          13,070          9,959            968
Stockholders' Equity................      108,083        153,516         147,232        130,264        112,651
Book Value per Common Share(2)......         6.20           8.84            8.52           7.54           6.57
Cash Dividends per
     Common Share(2)................        .0175           .035           .035           .035           .0275
Return on Average
     Stockholder's Equity...........           NA            4.4%          12.6%           14.0%          14.0%
Number of Common Shares
     Outstanding at Year End(2).....       17,439         17,364         17,278          17,267         17,151
Weighted Average Shares(2)
     Primary........................       17,407         17,430         17,536          17,669         14,921
     Fully Diluted..................       17,407         17,430         17,541          17,674         15,039
Number of Stores at Year End........           41(4)          46             43              38             31

(1) Beginning March 1, 1995 each fiscal year ends on the Saturday closest to February month end. See Note 1 of "Notes to Financial Statements."

(2)  Adjusted to reflect 2-for-1 stock split, effective July 22, 1993.

(3) The net income for primary and fully diluted shares was $0.78 and $0.77, respectively.

(4) Reflects the closing of nine stores previously announced and which were closed the first week of March 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's financial condition has been impacted by the consumer electronics industry slowdown and the increased competition in the Company's markets which led to the decision to exit the Buffalo and Rochester, New York and Dayton and Springfield, Ohio markets. This resulted in the closing of nine stores and a restructuring charge of $14.7 million in the fourth quarter of this year, which combined, with an earlier restructuring charge of $2.0 million, primarily for severance costs, resulted in a total charge of $16.7 million for the year. The Company recorded a net loss of $(45,341,000) or $(2.60) per share for the fiscal year ended March 1, 1997 as compared to net income of $6,591,000 or $0.38 per share and $17,531,000 or $1.00 per share for the fiscal years ended March 2, 1996 and February 28, 1995, respectively. The following table sets forth the percentage relationship to net sales and service revenues of certain income and expense items:

                                                        Fiscal
                                      ----------------------------------------
                                       1997              1996             1995
                                       ----              ----             ----
Net sales and service
        revenues.................     100.0%            100.0%           100.0%
Cost of sales....................      78.1              75.2             74.5
                                     ------            ------           ------
Gross profit.....................      21.9              24.8             25.5
Selling, general and
        administrative expenses..      26.2              23.0             21.3
Restructuring charge.............       2.4               --               --
Amortization of
        intangibles..............        .1                .1               .1
                                     ------            ------           ------
(Loss) income from operations....      (6.8)              1.7              4.1
Interest income..................        .1                .1               .1
Interest expense.................       (.8)              (.6)             (.3)
Other ...........................       (.2)               .1              --
                                     ------            ------           ------
        (Loss) income before
            income taxes.........      (7.7)              1.3              3.9
Income tax (benefit) expense.....      (1.3)               .5              1.6
                                     ------            ------           ------
        Net (loss) income before
            extraordinary loss...      (6.4%)             0.8%             2.3%

Extraordinary (Loss).............       (.2)               --               --
                                     ------            ------           ------
        Net (Loss) income........       6.6%              0.8%             2.3%
                                     ======            ======           ======

NET SALES AND SERVICE REVENUES

        Net sales and service revenues for fiscal 1997 were $683.4 million, a decrease of $122.8 million (15.2%) from $806.2 million for fiscal 1996. The decrease is attributable to a comparable store decrease of $168.7 million (22.4%) offset by the opening of seven new stores (including three replacement stores) and a full year's contribution to revenues of the five new stores (including one replacement store) opened in fiscal 1996. The decline in comparable store sales is attributable to the continuing soft sales environment impacting the consumer electronics industry plus the increased competition from national competitors in all our major markets. In addition, the Company announced the closing of nine stores in Buffalo and Rochester, New York and Dayton and Springfield, Ohio in January 1997. The inventory at these stores was liquidated during the last two months of the year. All major product categories contributed to the decline in sales with computers and computer accessories and color televisions reflecting the largest dollar declines. Seven new stores opened in fiscal 1997; one each in Beavercreek, Chillicothe, Newark and North Randall, Ohio and Beckley, Charleston and Huntington, West Virginia. The Chillicothe, Newark and North Randall stores were replacement stores for older smaller locations and the Beavercreek store was closed as part of the Dayton market withdrawal.

        During fiscal 1995, the Company commenced selling third party extended service policies in addition to its own extended service policies. In the fourth quarter of fiscal 1994, the Company entered into an agreement whereby certain extended service policies purchased by customers of the Company are assumed by a third party. The amount of revenues recognized during fiscal 1997 from these third party service policies was approximately 2.5% of Net Sales and Service Revenues versus 2.8% for fiscal 1996 and 2.5% for fiscal 1995. The number of third party policies sold and Company policies assumed during fiscal 1997 was 29.9% and for fiscal 1996 was 26.1% of all policies sold by the Company in the respective years.

        Net sales and service revenues for fiscal 1996 were $806.2 million, an increase of $54.3 million (7.2%) from the $751.9 million for fiscal 1995. The increase was attributable to the opening of five new stores in fiscal 1996 (including one replacement store), a full year's contribution to revenues of the six new stores (including one replacement store) opened in fiscal 1995 offset by a comparable store sales decrease of $46.1 million (6.3%), and the closing of a small store in Columbus. While declines were seen in all major merchandise categories, sales showed some improvements in the home office category, which continued its growth with the sales of computers and related accessories being the most significant contributors to the category growth.

GROSS PROFIT

        Gross profit for fiscal 1997 was $149.7 million, a decrease of $50.5 million (25.2%) from the $200.2 million in fiscal 1996. As a percentage of sales, gross profit for fiscal 1997 was 21.9% as compared to 24.8% for fiscal 1996. The decline in gross profit percentage was attributable to the nine store closings where the inventory was sold at slightly less than cost plus a higher cost of merchandise due to the Company not being able to take advantage of better discounts since the volume of purchases did not meet certain vendor criteria. These factors combined with the increasingly competitive environment and the soft consumer electronics industry sales trend resulted in the 2.9% percentage point decrease in gross profit this year versus last year. Gross profit represents total revenues less the cost of merchandise sold, the cost of parts related to service contracts retained by the Company, and the fees due to third parties related to sales of third party service contracts and Company contracts assumed by a third party. The gross profit rate related to service revenues is substantially higher than the gross profit rate applicable to merchandise sales.

        Gross profit for fiscal 1996 was $200.2 million, an increase of $8.3 million (4.3%) from the $191.9 million in fiscal 1995. As a percentage of sales, gross profit for fiscal 1996 was 24.8% as compared to 25.5% for fiscal 1995. The decline in gross profit as a percentage of sales was primarily attributable to the significantly intensified competitive environment that exists within most of our markets. This combined with the growth in sales of computers and accessories, which have a lower than average gross profit rate, accounted for the decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The Company's selling, general and administrative expenses decreased by $6.3 million (3.4%) to $179.1 million during fiscal 1997 from $185.4 million during fiscal 1996. The decrease is mostly attributable to payroll costs, primarily selling, partially offset by higher occupancy costs, higher third party service repair costs and higher equipment rental costs for computer and point of sale equipment. The payroll cost decline was largely due to the sales decrease this year as most sales associates are commission based. Occupancy costs increased due to the opening of new stores while the higher third party service repair costs were more than offset by payroll reductions in the service area.

        Selling, general and administrative expense for fiscal 1996 was $185.4 million, an increase of $24.7 million (15.4%) from the $160.7 million for fiscal 1995. The increase reflects increases in payroll and related benefits, advertising and occupancy expenses. Also, higher equipment rental costs were incurred for the installation of new point of sale and mainframe equipment for a new point of sale software system and major systems conversion. The major systems conversion occurred in August 1996 and the point of sale conversion has been delayed until the summer of 1997.

RESTRUCTURING CHARGE

        During fiscal 1997, the Company provided for two restructuring charges totalling $16.7 million. The Company recorded a charge for $2.0 million during the first quarter for severance pay relating to the change of executive management and the restructuring of the buying, logistics, store and field operations in an effort to clarify accountability, streamline responsibilities and improve operations with the goal of better satisfying customer needs and demands. In the fourth quarter of fiscal 1997, the Company recorded a $14.7 million restructuring charge primarily relating to the closing of nine stores in the Buffalo and Rochester, New York and Dayton and Springfield, Ohio markets. Of this amount, $12.3 million was for the write-down of property and equipment, settlement of lease obligations and legal and real estate commissions, $2.0 million was for professional and consulting fees and termination of an outside home delivery contract and $.4 million was for severance costs. In fiscal 1997, the nine closed stores had sales of $108.3 million versus $124.1 million for the prior year.

OTHER INCOME/EXPENSE

        Interest expense increased $0.8 million in fiscal 1997 to $5.5 million from $4.7 million in 1996. The increase is attributable to an increase in the average amount borrowed during the year as well as an increase in the interest rate charged on the borrowings.

        Interest expense increased $2.4 million in fiscal 1996 to $4.7 million from $2.3 million in 1995. The increase is attributable to the full year's expense of the private placement of $30 million of 8.18% Senior Notes in September 1994 versus fiscal 1995 including only five months expense. Also, there were short-term borrowings during fiscal 1996 which increased interest expense.

        Interest income decreased $0.7 million in fiscal 1996 from $1.2 million in 1995 as the Company only had excess funds to invest in Treasury Bills during the first quarter of fiscal 1996.

        Other for fiscal 1997 represents the loss on the sale of certain property and equipment as well as the write-down of a property to be disposed of to its estimated realizable value. Other income in fiscal 1996 represents the gain on sale of a replaced store and disposal of replaced Point of Sale equipment.

EXTRAORDINARY LOSS

        In the fourth quarter of this year, the Company signed a new three year revolving credit agreement that provides for variable interest rate options of LIBOR +3% and prime rate plus .50%. Proceeds from the new credit agreement were used to repay the Senior Note holders and the outstanding balance to the banks under the Reducing Revolving Loan. In connection with the repayments the Company incurred certain prepayment costs on the Senior Notes as well as legal and other fees which are reflected as an extraordinary loss.

INCOME TAXES

        The Company's effective income tax rate was 16.6% for fiscal 1997 and 40.5% for fiscal 1996 and 40.8% for fiscal 1995. The rate for 1997 reflects the estimated Federal income tax receivable applicable to the loss incurred this year less the write-off or reserve recorded against the deferred tax assets which are estimated to not be recoverable until the Company returns to profitability.

        The slight decrease in effective tax rate from 1995 to 1996 is primarily attributable to the decrease in the state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        The consumer electronics industry slowdown, increased competition in the Company's markets and restructuring charges, resulting in a net loss of $45.3 million, as discussed previously, have had an impact on the Company's financial condition. Cash and cash equivalents were reduced to $1.8 million this year from $13.6 million last year and the current ratio was 1.83 as compared to 2.46 for fiscal 1996. Net cash used in operating activities was

$10.1 million in fiscal 1997, compared to $11.1 million provided by operating activities in fiscal 1996 and $3.8 million used in fiscal 1995. The decrease in cash provided by operating activities is primarily attributable to the net loss for the year plus the related increase in income tax receivable offset partially by the decline in inventory and increases in trade accounts payable and accrued liabilities.

        The Company funded capital expenditures of $17.6 million this year through the reduction of cash and cash equivalents and proceeds from the disposal of property and equipment. The capital expenditures were primarily for the seven new stores (three replacement stores) opened during the year. Capital expenditures of $26.8 million in fiscal 1996 were for the completion of the new general office, warehouse/distribution complex and the five new stores (one replacement store) opened during the year and were funded by cash provided by operating activities and proceeds from the sale/leaseback of three stores and the disposal of property and equipment. Capital expenditures of $45.6 million in fiscal 1995 were primarily for the new general office warehouse/distribution complex and the six new stores (one replacement stare) opened during the year and were funded through the issuance of $30.0 million of 8.18% Senior Notes due in 2004 and a reduction in cash and cash equivalents.

        Total assets at March 1,1997 were $257.7 million, a decrease of $27.6 million (9.7%) from March 2, 1996. Decreases of $17.4 million in inventory, $11.8 million in cash and cash equivalents, $7.0 million in accounts receivable and $6.2 million in deferred taxes were partially offset by the increase of $14.6 million in income taxes receivable. The decrease in inventory reflects the closing of nine stores as well as the better management of inventory; the decrease in cash reflects the use of funds towards the net loss; the decrease in receivables reflects the increased emphasis on the Company revolving charge card where funds are collected faster versus the installment finance contracts; and the decrease in deferred taxes reflects the Company writing-off/reserving for deferred tax assets that are not/may not be utilizable due to the Company's loss. These decreases were partially offset by the income tax receivable increase of $14.6 million attributable to the Company's loss.

        Stockholders' equity decreased 29.6% in fiscal 1997 from 1996 reflecting the net loss for the year. The return on average stockholders' equity was negative in fiscal 1997, 4.4% in fiscal 1996 and 12.6% in 1995. This decreasing trend from 1995 to 1996 and negative return in 1997 reflects the continued softness in the consumer electronics industry and the continued intensified competition in the Company's markets. This has affected sales, gross margin and expense rates and brought about the need for the store closings in New York and Ohio and the restructuring charge and ultimately has negatively affected results from operations.

        During the fourth quarter of fiscal 1997, the Company negotiated a new, collateralized $100 million revolving credit agreement with CIT Group/Business Credit, Inc. The new credit facility is for a term of three years, provides variable interest rate options of LIBOR + 3% and prime rate plus .50% and is collateralized by inventory and receivables. Proceeds from the new facility were used to repay the Senior Note holders and the revolving bank loans. In connection with repaying the Senior Note holders and the bank loans the Company incurred professional fees and repayment penalties totalling $1.6 million net of income tax benefit which the Company expensed this year as an extraordinary loss. In connection with this refinancing, the Company's reducing revolving credit agreement with its banks, which was increased in fiscal 1996 from $27.8 million to $50.0 million, was terminated. Also, the $30.0 million 8.18% Senior Notes due 2004 were repaid and cancelled at the same time.

        The Company's primary capital requirements this past year have been for the seven new stores opened during the year. At the end of fiscal 1997, the Company owns a site for future development in Cuyahoga Falls, Ohio and has signed leases for replacement stores in Canton and Findlay, Ohio. The Company estimates that capital expenditures for the two new replacement stores and the remodel of three existing stores will be approximately $2.5 million. The Company anticipates funding these expenditures through its existing credit agreement. In addition, the Company is exploring additional financing arrangements to assist in implementing its new business strategy and provide capital for more remodels of existing stores and allow for the opening of new stores.

YEAR 2000

        During fiscal 1997 the Company installed an integrated retail management system which the Company believes is year 2000 compliant. In addition, most of the Company's financial operating software has been supplied by outside vendors and it is believed that such software is year 2000 compliant. Certain peripheral support software will need to be modified, but the Company believes that the expenditures necessary to be year 2000 compliant in the software will not be material to its financial condition or results of operation in any given year.

FUTURE COMPETITION

        Fiscal 1997 brought with it increased intensification of the competition in the Company's major markets. This, combined with the slowdown in the consumer electronics industry, has impacted sales volume, gross profit rates and expense rates during the past year and has continued into the first part of the new year. The Company is currently testing a new business and marketing strategy in Cincinnati, Ohio as well as exploring further expense savings programs to ensure that it will remain highly competitive in existing markets.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; and volatility of stock price. See Business -- Business Risks.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STATEMENT OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FOR THE YEARS ENDED
                                                         --------------------------------------------------
                                                           March 1,           March 2,        February 28,
                                                            1997           1996 (Note 1)           1995
                                                           --------        -------------      ------------
Net sales and service revenues.....................       $   683,386        $   806,179        $   751,883
Cost of sales......................................           533,672            606,023            559,950
                                                          -----------        -----------        -----------
         Gross profit..............................           149,714            200,156            191,933
Selling, general and administrative expense........           179,106            185,356            160,690
Restructuring charge...............................            16,723                 --                 --
Amortization of intangibles (Note 1)                              493                494                494
                                                          -----------        -----------        -----------
         (Loss) income from operations                        (46,608)            14,306             30,749
                                                          -----------        -----------        -----------
Other income (expense):
      Interest income..............................               460                549              1,201
      Interest expense.............................            (5,537)            (4,675)            (2,316)
      Other........................................              (709)               895                 --
                                                          -----------        -----------        -----------
                                                               (5,786)            (3,231)            (1,115)
                                                          -----------        -----------        -----------
         (Loss) income before income taxes
             and extraordinary loss................           (52,394)            11,075             29,634
Income tax (benefit) expense (Notes 1 and 6).......            (8,672)             4,484             12,103
                                                          -----------        -----------        -----------
         Net (loss) income before extraordinary
             loss.................................            (43,722)             6,591             17,531

Extraordinary loss related to early
      extinguishment of debt, Net of income
      tax benefit.................................             (1,619)                --                 --
                                                          -----------        -----------        -----------
Net (loss) income.................................        $   (45,341)       $     6,591        $    17,531
                                                          ===========        ===========        ===========
Primary and Fully diluted per share amounts (Note 1):
      (Loss) income before extraordinary loss.....        $     (2.51)       $      0.38        $      1.00
      Extraordinary loss..........................               (.09)                --                 --
                                                          -----------        -----------        -----------
      Net (loss) income...........................        $     (2.60)       $      0.38        $      1.00
                                                          ===========        ===========        ===========
Weighted average shares outstanding (Note 1):

      Primary.....................................             17,407             17,430             17,536
                                                          ===========        ===========        ===========
      Fully diluted...............................             17,407             17,430             17,541
                                                          ===========        ===========        ===========

The accompanying notes are an integral part of the financial statements.

                                 BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS                                                                    March 1,               March 2,
                                                                            1997             1996 (Note 1)
                                                                       --------------        -------------
Current assets:
    Cash and cash equivalents (Note 1)............................       $    1,828            $   13,583
    Trade accounts receivable, net of allowance
        for doubtful accounts of $475 and $400....................           11,597                18,943
    Income taxes refundable.......................................           14,619                    --
    Merchandise inventory (Note 1)................................           97,368               114,777
    Prepaid expenses and other....................................            7,143                 5,903
    Deferred income taxes (Notes 1 and 6).........................            7,224                 8,116
                                                                         ----------            ----------
        Total current assets......................................          139,779               161,322
                                                                         ----------            ----------
Property and equipment, net (Note 2)..............................          100,267               100,563
Deferred income taxes (Notes 1 and 6).............................            3,114                 8,410
Intangible assets (Note 1)........................................           14,553                15,047
                                                                         ----------            ----------
             Total assets.........................................       $  257,713            $  285,342
                                                                         ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable........................................       $   28,607            $   20,100
    Accrued liabilities (Note 9)..................................           31,604                23,431
    Income taxes payable..........................................               --                 3,934
    Current portion of deferred revenue (Note 1)                             16,033                18,089
                                                                         ----------            ----------
        Total current liabilities.................................           76,244                65,554
                                                                         ----------            ----------
Capital lease obligations (Note 5)................................           14,358                14,651
Deferred revenue, noncurrent (Note 1).............................           18,021                21,621
Long-term debt (Note 4)...........................................           41,007                30,000
Commitments and contingencies (Notes 5 and 11) Stockholders' equity
    (Notes 1 and 7):
    Preferred stock, $.01 par value, 500 shares
        authorized, none issued...................................               --                    --
    Common stock, $.01 par value, 30,000 shares
        authorized, 17,439 and 17,364 shares issued
        and outstanding...........................................              174                   174
    Additional paid-in capital....................................           88,480                88,268
    Retained earnings.............................................           19,429                65,074
                                                                         ----------            ----------
        Total stockholders' equity................................          108,083               153,516
                                                                         ----------            ----------
        Total liabilities and stockholders' equity                       $  257,713            $  285,342
                                                                         ==========            ==========

The accompanying notes are an integral part of the financial statements.

                     STATEMENT OF STOCKHOLDERS' EQUITY FOR
       THE YEARS ENDED MARCH 1, 1997, MARCH 2, 1996 AND FEBRUARY 28, 1995
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Additional                           Total
                                         Number                       Paid-In        Retained        Stockholders'
                                       of Shares     Amount           Capital        Earnings           Equity
                                       ---------     ------         ----------       --------        -------------
Balance, February 28, 1994              17,267      $   173          $ 87,930        $ 42,161        $ 130,264
   Shares issued under stock
       options......................        11          -                  41            -                  41
   Net income.......................       -            -                -             17,531           17,531
   Cash dividends
      ($0.035 per share)............       -            -                -               (604)            (604)
                                       -------      -------          --------        --------        ---------
Balance, February 28, 1995              17,278          173            87,971          59,088          147,232
Shares issued under stock
       options and restricted stock         86            1               297            -                 298
   Net income.......................       -            -                -              6,591            6,591
   Cash dividends
        ($0.035 per share)                 -            -                -               (605)            (605)
                                       -------      -------          --------        --------        ---------
Balance, March 2, 1996..............    17,364          174            88,268          65,074          153,516
   Shares issued under stock
        options and restricted stock        75          -                 212            -                 212
   Net loss.........................       -            -                -            (45,341)         (45,341)
   Cash dividends
        ($0.0175 per share)                -            -                -               (304)            (304)
                                       -------      -------          --------        --------        ---------
Balance, March 1, 1997..............    17,439      $   174          $ 88,480        $ 19,429        $ 108,083
                                       =======      =======          ========        ========        =========

The accompanying notes are an integral part of the financial statements.

                            STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED
                                                                    -------------------------------------------------------
                                                                    March 1,             March 2,              February 28,
                                                                      1997             1996 (Note 1)               1995
                                                                    ---------          -------------           ------------
Cash flows from operating activities:
   Net (loss) income                                                $(45,341)                $6,591                 $17,531
   Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
        Depreciation and amortization..................                9,567                  8,059                   6,035
        Deferred revenue...............................               (5,656)                (1,138)                    708
        Deferred income taxes..........................                6,188                   (625)                 (1,986)
        (Gain) loss on sale of property and equipment..                  109                   (894)                      -
        Restructuring charge...........................               16,723
        Impairment of long-lived assets (note 1)........                 600
   Changes in items affecting operations:
        Trade accounts receivable......................                6,992                    776                  (8,218)
        Merchandise inventory..........................               17,409                  1,404                 (26,968)
        Prepaid expenses and other.....................               (1,478)                (1,639)                 (1,466)
        Trade accounts payable.........................                8,506                 (1,203)                  3,642
        Accrued liabilities............................               (5,144)                 2,347                   6,731
        Income taxes (refundable) payable..............              (18,554)                (2,534)                    232
                                                                     --------               -------                --------
                                                                       7,731                   (849)                (26,047)
                                                                     -------                -------                --------
        Net cash (used in) provided by
           operating activities........................              (10,079)                11,144                  (3,759)
                                                                     -------                -------                --------
Cash flows from financing activities:
        Borrowings under revolving credit
          agreement....................................               41,007                 23,000                       -
        Repayment of short-term bank credit line
          borrowing....................................                    -                (23,000)                      -
        Issuance of long-term debt.....................                    -                      -                  30,000
          Repayment of long-term debt..................              (30,000)                     -                       -
        Reduction of capital lease obligations.........                 (293)                  (423)                   (314)
        Issuance of common stock under stock
          options and restricted stock.................                  212                    298                      41
        Cash dividends on common stock.................                 (304)                  (605)                   (604)
                                                                    --------                -------                --------
            Net cash provided by (used in) financing
              activities...............................               10,622                   (730)                 29,123
                                                                    --------                -------                --------
Cash flows from investing activities:
        Additions to property and equipment............              (17,599)               (26,797)                (45,616)
        Proceeds from sales/leaseback..................                    -                 10,446                       -
        Proceeds from disposal of property and
          equipment.................................. .                5,301                  2,784                       -
                                                                     -------               --------                --------
            Net cash (used in) investing activities....              (12,298)               (13,567)                (45,616)
                                                                     -------               --------                --------

            Decrease in cash and cash equivalents......              (11,755)                (3,153)                (20,252)

Cash and cash equivalents, beginning of year...........               13,583                 16,736                  36,988
                                                                     -------                -------                 -------
Cash and cash equivalents, end of year.................              $ 1,828                $13,583                 $16,736
                                                                     =======                =======                 =======

Supplemental disclosures of cash flow information:
            Cash paid during the year for:
            Interest...................................               $3,825                 $2,783                  $1,132
            Income taxes...............................                3,130                  9,148                  14,714
Supplemental schedule of noncash investing and
  financing activities:
        Capital lease obligations......................                    -                 $2,004                  $3,425

The accompanying notes are an integral part of the financial statements.

                       NOTES TO THE FINANCIAL STATEMENTS

              NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

Pursuant to shareholder approval in July 1994, Sun Television and Appliances, Inc. (the "Company") was reincorporated in the state of Ohio. Subsequently, the Board of Directors of the Company approved the merger of the wholly-owned subsidiary into the Company.

The financial statements include the accounts of Sun Television and Appliances, Inc., and its wholly-owned subsidiary through the date of the merger and the accounts of the Company since that date. The company is a specialty retailer of consumer electronics and home appliances.

CHANGE IN FISCAL YEAR:
Effective with the beginning of fiscal 1996, the Company changed its fiscal year end to the Saturday closest to February 28 from a calendar month-end of February. The twelve months ended March 2, 1996 Contained 368 days.

REVENUE RECOGNITION:
Revenues from the sale of merchandise are recognized at the time that the customer accepts physical possession of the merchandise.

The Company sells service contracts which extend beyond the manufacturers' warranty period, usually with terms of coverage (including the manufacturers' warranty period) between 12 and 60 months. Revenues from the sale of service contracts, net of direct selling expenses, are deferred at the time of sale and amortized on a straight-line basis over the lives of the contracts.

In fiscal 1994, the Company entered into an agreement with a subsidiary of an insurance company under which the insurance company subsidiary assumes, for a specified fee, certain extended service contracts purchased by customers of the company. The agreement specifies the types of merchandise covered, the terms of the contract and the geographical markets within which the policies may be sold. In addition, the Company sells third party extended service policies. The Company recognizes the revenues from the sale of these third party contracts and assumed contracts, along with the related fees and any other related costs, at the time of sale.

ADVERTISING EXPENSE:

The advertising expenses for March 1, 1997, March 2, 1996 and February 28, 1995 were $31,216,000, $31,239,000, and $28,035,000, respectively. Advertising expenses incurred during the year are expensed at the time the promotion first appears in the media or in the stores.

MERCHANDISE INVENTORY:

Inventory is valued at the lower of most recent cost or market at the balance sheet date which approximates cost using the first-in, first-out (FIFO) method.

PREOPENING EXPENSES:

Costs of opening new stores are capitalized and amortized on a straight-line basis over the twelve-month period following the store opening.

IMPAIRMENT OF LONG-LIVED ASSETS:

For the first quarter of fiscal 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment recognition in the event that fact and circumstances indicate that the carrying amount may not be recoverable. The Company records the impairment if the estimate of future undiscounted cash flows in less than the carrying value amount. The affect of adopting this statement was not material.

INTANGIBLE ASSETS:

In accordance with purchase accounting, the Company recorded certain intangible assets as a result of an acquisition in 1986 including excess purchase price over fair value of assets acquired of $19,734,000. Management periodically considers whether there has been impairment in the value of goodwill by evaluating various factors, including current and projected operating results and undiscounted cash flows. The Company does not believe there has been any material impairment in the carrying value of its goodwill.

The excess purchase price is being amortized over 40 years on a straight-line basis. Total accumulated amortization of intangible assets was $5,181,000 at March 1, 1997 and $4,687,000, at March 2, 1996.

CASH EQUIVALENTS:

The Company includes all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for all temporary differences between the financial reporting and tax basis of assets and liabilities based upon enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to be recovered or settled.

EARNINGS PER SHARE:

Net income (loss) per common share is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the earnings per share computation for fiscal 1997 because the effect of such would be anti-dilutive.

FINANCIAL INSTRUMENTS:

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities are financial instruments for which the carrying amount approximates fair value because of the short maturity of these instruments.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's long-term debt is as follows (in thousands):

                                                          1997        1996
                                                          ----        ----
Revolving Credit Agreement,
   (8.75% at March 1, 1997), due February 28, 2000
   Carrying amount                                       $41,007          --
                                                         =======     =======
8.18% Senior Notes, due
   August 31, 2004
   Carrying amount                                            --     $30,000
                                                         =======     =======
Fair Value                                               $41,007     $28,000
                                                         =======     =======

NEW FINANCIAL ACCOUNTING STANDARDS:

SFAS 128, "Earnings Per Share", was issued in February 1997 and effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

RISKS AND UNCERTAINTY:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consists of the following (in thousands):

                                                        1997             1996
                                                     ----------       -------
Land     ......................................       $  15,032     $  15,406
Buildings......................................          46,592        52,995
Leasehold improvements.........................          16,877         8,054
Furniture, fixtures and equipment..............          31,647        30,021
Vehicles.......................................           1,442         1,510
Capital lease-buildings........................          15,754        15,754
                                                     ----------     ---------
                                                        127,344       123,740
     Less accumulated depreciation and
         amortization.........................           27,077        23,177
                                                     ----------     ---------
                                                      $ 100,267     $ 100,563
                                                      =========     =========

Depreciation and amortization, which includes the amortization of capital leases, is recognized on the straight-line method in amounts adequate to allocate costs over the following estimated useful lives: Buildings, 30 to 39 years; capital leases, 15 to 20 years; leasehold improvements, 5 to 20 years; furniture, fixtures and equipment, 3 to 7 years; and vehicles, 3 years. Accumulated amortization related to the capital leases was $2,972 and $1,987 at March 1, 1997 and March 2, 1996, respectively.

Expenditures for maintenance, repairs and minor renewals are charged to operating expenses as incurred; major renewals and betterments are capitalized. Disposals are removed from the asset and accumulated depreciation or amortization accounts, and any profit or loss from disposition is included in operations.

                      NOTE 3 - RELATED PARTY TRANSACTIONS

During the fourth quarter of fiscal 1994, the Company entered into an agreement with a wholly-owned subsidiary of a publicly held corporation pursuant to which the wholly-owned subsidiary assumed, for a specified fee ($3,238,000 in fiscal 1997, $4,442,000 in fiscal 1996 and $4,375,000 in fiscal 1995), certain extended service contracts purchased by customers of the Company. Certain directors of the Company have a financial interest in the publicly held corporation. The Company paid a management fee of $60,148 in fiscal 1995 to an affiliate of a partnership which owned 11.4% of the Company's Common Stock at February 28, 1994.

                            NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                            1997        1996
                                                            ----        ----
Revolving credit agreement, variable rate (8.75% at
   March 1, 1997) due February 28, 2000..............      $41,007           -
Reducing revolving credit notes, variable rate
   maturing to August 31, 2000.......................            -           -
8.18% Senior Notes, due August 31, 2004..............            -     $30,000
                                                           -------     -------

Total long-term debt                                       $41,007     $30,000
                                                           =======     =======


In the fourth quarter of Fiscal 1997, the Company retired the reducing revolving credit notes and the senior notes, replacing both credit facilities with one collateralized revolving credit agreement. The new revolving agreement has a term of three years, is due February 28, 2000, and is collateralized by inventory and receivables. The Company may borrow up to a maximum of $100,000,000, depending primarily on inventory levels. Interest on borrowings will either be at prime rate + .50% or LIBOR + 3.00%, depending on how the Company chooses to borrow funds. The daily cash receipts of the Company will pay down the line of credit. The most restrictive covenant details the granting of liens on most of the Company's current assets. In addition, the Company is currently restricted on the payment of dividends to a maximum of $750,000 per year. The Company is in compliance with the covenants of the debt agreement.

                                NOTE 5 - LEASES

The Company leases store and distribution sites and equipment under various capital and operating leases.

The Company's required payments for the next five years and in the aggregate on capital lease obligations outstanding at March 1, 1997 are as follows (in thousands):

     YEAR ENDING
     -----------
       1998                                            $    1,945
       1999                                                 2,005
       2000                                                 2,082
       2001                                                 2,116
       2002                                                 2,133
       Thereafter                                          18,567
                                                       ----------

       Net minimum lease payments under capital leases     28,848

       Less amount representing interest                   14,126
                                                       ----------

       Present value of net minimum lease payments
       under capital leases                                14,722

       Less current portion                                   364
                                                        ---------
       Total long-term capital lease obligations        $  14,358
                                                        =========

The Company leases store and distribution sites and equipment under various leases classified as operating leases. The store leases expire from October 1997 to October 2016. The equipment leases expire on various dates through February 2002. Certain leases contain renewal options for periods from five to fifteen years. Rent expense was $13,217,000, $10,485,000, and $8,704,000 for the years ended March 1, 1997, March 2, 1996, and February 28, 1995, respectively.

At March 1, 1997, future minimum lease payments for all noncancelable leases and lease commitments with terms in excess of one year are as follows (in thousands):

                             Property          Equipment
         Year Ending          Leases             Leases       Total
         -----------         --------          ---------      -----
            1998             $  9,963           $1,981      $ 11,944
            1999                9,917            1,025        10,942
            2000                9,822              648        10,470
            2001                9,268              271         9,539
            2002                8,089               47         8,136
         Thereafter            56,069              --         56,069
                             --------           ------      --------
                             $103,128           $3,972      $107,100
                             ========           ======      ========

                             NOTE 6 - INCOME TAXES

The (benefit) provisions for income taxes are as follows (in thousands):

                                                       1997             1996             1995
                                                    ----------       -----------       --------
         Current taxes:
              Federal..........................      $ (14,860)       $    4,323       $  11,506
              State and local..................             --               786           2,583
                                                     ---------       -----------       ---------
                  Total........................        (14,860)            5,109          14,089

         Deferred taxes........................          6,188              (625)         (1,986)
                                                     ---------       ------------      ----------
                                                     $  (8,672)       $    4,484       $  12,103
                                                     =========        ==========       =========

The (benefit) provisions for income taxes as reported are different from the tax provisions computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

                                                       1997             1996             1995
                                                    ----------       -----------       --------
         Federal income tax at
                  statutory rate...............     (35.0%)             35.0%           35.0%
         Goodwill amortization
                  not deductible for
                  tax purposes.................       0.2                1.0             0.4
         State and local taxes,
                  net of federal income
                  tax benefit..................       0.0                4.4             4.8
         Deferred tax valuation allowance......      14.3                  -               -
         Write-off of deferred tax.............       2.7                  -               -
         Other, net ...........................       1.2                0.1             0.6
                                                    ------              ----            ----
                                                    (16.6%)             40.5%           40.8%
                                                    ======              ====            ====

Deferred taxes result from temporary differences between the financial statement and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets (liabilities) as of March 1, 1997 and March 2, 1996 were as follows (in thousands):

                                                                        1997            1996
                                                                     ---------        --------
         Deferred tax assets:
              Deferred revenue on service contracts...........       $12,284           $15,963
              Restructuring accruals..........................         5,730               --
              Excess of tax over book inventory valuation.....           484               270
              Other ..........................................         1,202             1,791
                                                                      -------          -------
         Subtotal.............................................        19,700            18,024
         Valuation allowance..................................        (7,865)             --
                                                                     -------           -------
              Total gross deferred tax assets.................        11,835            18,024
                                                                     -------           -------
         Deferred tax liabilities:

              Accelerated depreciation........................        (1,374)           (1,498)
              Other...........................................          (123)                -
                                                                     --------             ----
                  Total gross deferred tax liabilities........        (1,497)           (1,498)
                                                                     -------           -------

                  Net deferred tax asset......................       $10,338           $16,526
                                                                     =======           =======

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance of $7,865,000 as of March 1, 1997 for the amount of the deferred tax asset that is not expected to be recoverable through available tax carrybacks or the reversal of existing taxable temporary differences.

In addition, net deferred tax assets of approximately $1,500,000 for New York and Ohio have been written off since the Company has ceased operations in the state of New York and it is considered remote that the Company will be a net income taxpayer in the immediate future in Ohio.

                         NOTE 7 - STOCKHOLDERS' EQUITY

During the year ending February 28, 1995, the Board of Directors and Shareholders approved an amendment to the 1991 Stock Option Plan under which the Company may grant options to key employees for the purchase of up to 2,500,000 shares of common stock. The following is a summary of stock option activity for the last three fiscal years:

                                                                       Number of          Weighted Average
                                                                         Shares            Exercise Price
                                                                       ---------          ----------------
         Outstanding at February 28, 1994......................          906,218             $    9.66
         Granted...............................................          645,000                  9.43
         Exercised.............................................          (10,934)                 3.00
         Cancelled.............................................         (469,167)                14.57
                                                                       ----------            ---------

         Outstanding at February 28, 1995......................        1,071,117                  7.45
         Granted...............................................          848,000                  4.47
         Exercised.............................................          (36,376)                 1.60
         Cancelled.............................................         (132,668)                 8.24
                                                                       ----------            ---------

         Outstanding at March 2, 1996..........................        1,750,073                  6.07
         Granted...............................................          907,500                  2.97
         Exercised.............................................          (75,316)                 1.60
         Cancelled.............................................         (891,751)                 6.60
                                                                       ----------            ---------

         Outstanding at March 1, 1997..........................        1,690,506             $    4.32
                                                                       =========             =========

For the options granted at $1.60 per share, compensation expense, representing the difference between the option price and the fair value at the date of grant, was accrued over the three year vesting period. All subsequent option grants were at fair market value. Options are generally exercisable over a period of from one to ten years from the date of grant. As of March 1, 1997, options for 498,194 shares were exercisable and 1,690,506 shares of common stock were reserved for outstanding options. The Company had 220,334 shares available for grant at March 1, 1997 and 236,083 and 951,415, at March 2, 1996 and February 28, 1995, respectively.

The following table summarizes stock options outstanding and exercisable at March 1, 1997:

                                 Options Outstanding                     Options Exercisable
                    --------------------------------------------       --------------------------
                                        Weighted
                                        Average         Weighted                         Weighted
     Range of                          Remaining        Average                          Average
     Exercise         Options         Contractual       Exercise         Options         Exercise
      Prices        Outstanding     Life (in Yrs.)       Price         Exercisable        Price
     --------       -----------     --------------      --------       -----------       --------
    $1.60             36,752             3.8              $1.60           36,752           $1.60
 $2.59-$3.67         674,250             9.6              $2.62               --           $  --
 $4.00-$4.94         679,000             9.0              $4.42          197,784           $4.42
    $6.19            101,004             4.8              $6.19          101,004           $6.19
 $8.25-$10.25        199,500             7.4              $9.29          162,654           $9.10
  ----------       ---------             ---              -----          -------           -----
                   1,690,506             9.0              $4.32          498,194           $6.10

The Company makes no recognition of the options in the financial statements until they are exercised. Pro forma disclosures are provided for fiscal 1997 and 1996 as if the Company adopted the cost recognition requirements under Statement of Financial Accounting Standard 123 (SFAS 123) - "Accounting for Stock-Based Compensation."

                                                                 1997         1996
                                                                 ----         ----
Net (loss) income - pro forma (in thousands)                   $(45,841)      $6,416
Net (loss) income per common share - pro forma                 $  (2.63)      $  .37
Weighted average fair value of options granted                 $   1.36       $ 2.07

The weighted average fair value of options granted in fiscal 1997 and 1996, indicated above, was determined using the Black-Scholes option-pricing model using the following assumptions:

Assumptions                                         1997         1996
-----------                                         ----         ----
Annualized dividend yield                               0%          0%
Common stock price volatility                        48.7%       48.7%
Weighted average risk-free interest rate             6.28%       5.45%
Expected option term (in years)                         5           5

In February 1997, the Company retained Business Turnaround Services (BTS), a subsidiary of Price Waterhouse, Inc. to assist the Company in its turnaround efforts. As part of this agreement, the Company granted to BTS a stock option for 500,000 shares of common stock at an option price of $2.1875, the fair market value at date of grant. This has been treated as a non-employee stock option and the Company recognized $8,000 of expense in 1997. In determining the expense recorded for 1997, the Company used the Black-Scholes option pricing model with the following assumptions: (1) annualized dividend yield of 0%; (2) common stock price volatility of 48.7%; (3) risk-free interest rate of 6.14%; and (4) an expected term of 4.5 years. The fair value of the options granted was $1.04 per option.

During the years ended March 1, 1997 and March 2, 1996, respectively, the Board of Directors granted 16,667 and 49,776 shares of restricted stock to two executives at no cost. The restrictive covenants on the stock lapse at the time of vesting, which occurs over the next two to four years. Compensation expense, representing the difference between the grant price and the fair value at the date of grant is being accrued over the period in which the shares vest. As of March 1, 1997 and March 2, 1996, respectively, a total of 46,097 and 6,802 shares vested.

                       NOTE 8 - EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan which covers substantially all of the employees of the Company. Contributions and costs are generally determined as a percentage of the covered employee's annual salary. The Company may, at its discretion, make matching contributions to the plan. Expense for the plan totaled $134,000, $150,000, and $175,000 for the years ended March 1, 1997, March 2, 1996, and February 28, 1995, respectively.

                          NOTE 9 -ACCRUED LIABILITIES

Accrued Liabilities consists of the following:

                                                                  1997          1996
                                                                  ----          ----
Third party service fee                                         $ 8,763       $ 8,532
Restructuring charge                                             10,580            --
Payroll and payroll taxes                                         3,490         3,191
Sales tax payable                                                 2,459         4,041
Other                                                             6,312         7,667
                                                                -------       -------

Accrued Liabilities                                             $31,604       $23,431
                                                                =======       =======

                         NOTE 10 - RESTRUCTURING CHARGE

During fiscal 1997, the Company recorded restructuring charges totaling $16.7 million ($10.9 million after tax or $0.62 per share) to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. This restructuring charge includes $12.3 million for the write-down of property and equipment, settlement of lease obligations, legal fees and real estate commissions relating primarily to the closing of nine stores, $2.4 million for severance and benefit costs of approximately 1,000 full time personnel and $2.0 million for professional and consulting fees. The closed stores were in Buffalo (3) and Rochester (2), New York and Dayton (3) and Springfield

(1), Ohio, markets from which the Company decided to withdraw. In fiscal 1997, the nine stores had sales of $108.3 million versus $124.1 million for the prior year.

The balance of $10.6 million at March 1, 1997, which is included in Accrued Liabilities on the balance sheet, is expected to be settled during fiscal 1998.

                    NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations.

On April 30, 1997, the landlords of the three stores in Buffalo and the two stores in Rochester, New York that the Company closed as part of restructuring instituted a lawsuit against the Company. The lawsuit was filed in the State of New York Supreme Court and alleges that the Company breached the leases for each of the closed stores. The total amount claimed by the landlords in the lawsuit is approximately $47.5 million. It is too early to predict the resolution of this case. However, based on discussions with counsel, the efforts of the Company to sublet the premises, reserves recorded for store closings and other factors, the Company believes that it has adequately provided for potential liabilities relating to this case.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Sun Television and Appliances, Inc.

We have audited the accompanying balance sheets of Sun Television and Appliances, Inc. as of March 1, 1997 and March 2, 1996 and the related statements of operation, stockholders' equity, and cash flows for the years ended March 1, 1997, March 2, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Television and Appliances, Inc. as of March 1, 1997 and March 2, 1996, and the results of its operations and cash flows for each of the years ended March 1, 1997, March 2, 1996 and February 28, 1995 in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.

Columbus, Ohio
May 5, 1997

                      QUARTERLY FINANCIAL DATA (UNAUDITED)


The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and service revenues and income from operations are greater during the Christmas season than during other periods of the year. The Company's February fiscal year end, however, mitigates broad revenue swings in quarterly reporting. Future quarterly results for the Company may not necessarily follow this pattern due to the timing and number of new store openings and general economic conditions. The following table sets forth summarized quarterly financial results for fiscal 1997 and 1996 (in thousands, except per share data):


FISCAL 1997
                                                                                    THREE MONTHS ENDED
                                                                 -------------------------------------------------------
                                                                  June 1,      August 31,     November 30,      March 1,
                                                                   1996           1996            1996            1997
                                                                 --------      ----------     ------------      --------
Net sales and service revenues...........................        $153,659       $150,389        $181,949        $197,389

Gross profit.............................................          37,157         38,952          42,107          31,498

(Loss) from operations before extraordinary loss.........          (6,791)        (3,221)         (5,351)        (28,359)

Extraordinary loss related to early extinguishment
   of debt net of income tax benefit.....................              --             --              --          (1,619)

Net (loss)...............................................          (4,588)        (2,561)         (4,068)        (34,124)

Net (loss) per share before extraordinary loss..........               --             --              --        $  (1.87)


Net (loss) per share.....................................        $   (.26)      $   (.15)       $   (.23)       $  (1.96)


FISCAL 1996
                                                                                    THREE MONTHS ENDED
                                                                 -------------------------------------------------------
                                                                 May 27,       August 26,     November 25,      March 2,
                                                                  1995            1995            1995            1996
                                                                 --------      ----------     ------------      --------
Net sales and service revenues...........................        $164,480       $183,234        $202,632        $255,834

Gross profit.............................................          41,639         47,612          50,420          60,485

Income from operations...................................           1,081          4,006           3,360           5,860

Net income...............................................             211          2,256           1,367           2,758

Net income per share.....................................        $    .01       $    .13        $    .08        $    .16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is included under the captions "ELECTION OF DIRECTORS," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Shareholders to be held in July 1996, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

         The information required by this item is included under the captions "Information Concerning the Board of Directors" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is included under the captions "Ownership of Common Stock by Directors and Executive Officers" and "Ownership of Common Stock by Principal Shareholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the captions "Transactions with Principal Shareholders, Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                    Form 10-K
                                                                      Page
                                                                    ---------
Schedule II -- Valuation and Qualifying Accounts.................

Report of Independent Accountants on
   Financial Statement Schedule.................................

         Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)         Exhibits:

EXHIBIT              EXHIBIT                                                      EXHIBIT INDEX
NUMBER             DESCRIPTION                                                     PAGE NUMBER
     3(a)    Second Amended and Restated Articles of Incorporation of the
             Registrant. (Reference is made to Exhibit 4(b) to the Registrant's
             Post-Effective Amendment No. 2 to Registration Statement on Form
             S-8 (Registration No. 33-44932), and incorporated herein by reference.)

     3(b) Code of Regulations of the Registrant. (Reference is made to Exhibit 4(a) to the Registrant's Post-Effective Amendment No. 2 to
             Registration Statement on Form S-8 (Registration No. 33-44932), and incorporated herein by reference.)

     4       Article FOURTH of the Registrant's Second Amended and Restated
             Articles of Incorporation (contained in the Registrant's Second
             Amended and Restated Articles of Incorporation filed as Exhibit
             3(a)).

     10(a)   Employment Agreement, dated as of April 1, 1995, between the
             Registrant and  Robert E. Oyster.  (Reference is made to Exhibit
             10(a) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995, and incorporated herein by reference.)

     10(b)   Employment Agreement, dated as of January 18, 1996, between the
             Registrant and James R. Copitzky.  (Reference is made to Exhibit
             10(b) to the Registrant's Annual Report on Form 10-K for the year ended March 1, 1996, and incorporated herein by reference.)

     10(c)   Credit Agreement, dated as of September 13, 1994, among the
             Registrant, National City Bank, Columbus, The Huntington National
             Bank, and National City Bank, Columbus, as Agent. (Reference is made to Exhibit 10(b) to the Registrant's Annual Report on Form
             10-K for the year ended February 28, 1995, and incorporated herein by reference.)

     10(d)   Purchase Agreement dated as of September 15, 1994, among the
             Registrant and the Purchasers named in Schedule 1 thereto with respect to $30,000,000 principal amount of 8.18% Senior Notes due
             August 31, 2004.  (Reference is made to Exhibit 10(c) to the
             Registrant's Annual Report on Form 10-K for the year ended
             February 28, 1995, and incorporated herein by reference.)

     10(e)   Indemnification Agreement, dated as of July 18, 1994, between the
             Registrant and Thomas Epstein.   (Reference is made to Exhibit 10(d)
             to the Registrant's Annual Report on Form 10-K for the year ended
             February 28, 1995, and incorporated herein by reference.)

     10(f)   Information concerning Indemnification Agreements substantially
             similar to Exhibit 10(d).   (Reference is made to Exhibit 10(e) to the
             Registrant's Annual Report on Form 10-K for the year ended
             February 28, 1995, and incorporated herein by reference.)

     10(g)   1991 Stock Option Plan.    (Reference is made to Exhibit 4(a) to the
             Registrant's Post-Effective Amendment No. 2 to Registration
             Statement on Form S-8 (Registration No. 33-44932), and
             incorporated herein by reference.)

     10(h) First Amendment to Purchase Agreement dated as of May 31, 1996, among the Registrant and Teachers Insurance and Annuity
             Association of America with respect to $30,000,000 principal amount of 8.18% Senior Notes due August 31, 2004. (Reference is made to
             Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 1, 1996, and incorporated herein by reference.)

     10(i) Third Modification of Credit Agreement, dated as of May 31, 1996, among the Registrant, National City Bank of Columbus, The
             Huntington National Bank, and National City Bank of Columbus, as
             Agent.  (Reference is made to Exhibit 10(b) to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 1, 1996, and incorporated herein by reference.)

     10(j)   Employment Agreement, dated as of May 22, 1996, between the
             Registrant and Steven A. Martin.  (Reference is made to Exhibit
             10(q) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.)

     10(k) Revolving Credit Agreement, dated as of December 19, 1996, among the Registrant, various lenders participating thereto, The CIT
             Group/Business Credit, Inc., as Agent, and National City Commercial
             Finance, Inc., as Co-Agent. (Reference is made to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended
             November 30, 1996, and incorporated herein by reference.)

     10(l)* Resignation and Release, dated as of May 7, 1997, between the Registrant and James R. Copitzky.

     10(m)* Resignation and Release, dated as of April 21, 1997, between the Registrant and Steven A. Martin.

     10(n)*  Letter Agreement, dated as of February 11, 1997, between the
             Registrant and BTS LLC, a subsidiary of Price Waterhouse LLP.

     10(o)*  Mortgage Deed, Security Agreement, and Assignment of Leases and
             Rents, dated as of April 2, 1997, between the Registrant and The CIT
             Group/Business Credit, Inc., as agent.

     10(p)*  Severance Agreement, dated as of June 10, 1996, between the
             Registrant and Robert E. Oyster. (Reference is made to Exhibit 10(a) to the Current Report on Form 8-K, dated June 11, 1996, and incorporated herein by reference.)

     11*     Statement re: Computation of Net Income Per Common Share.

     23*     Consent of Coopers & Lybrand L.L.P.

     24*     Powers of Attorney.

     27*     Financial Data Schedule.

*    Filed with this Report.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS

         The exhibits to this report begin on page __.

(d)      FINANCIAL STATEMENT SCHEDULES

The financial statement schedule and the independent accountant's report thereon are included on the following pages.

                                                                     Schedule II

                      SUN TELEVISION AND APPLIANCES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

     FOR THE YEARS ENDED MARCH 1, 1997, MARCH 2, 1996 AND FEBRUARY 28, 1995
                                 (IN THOUSANDS)

                                            Balance at     Charged to
              Description                   Beginning      Costs and                          Balance at
              Year Ended                    of Year        Expenses          Deductions       End of Year
              ----------                    ----------     --------          ----------       -----------
      Allowance for Doubtful Accounts(1):

         March 1, 1997......................   $400         $2,363              $2,288          $  475
         March 2, 1996......................    325          2,022               1,947             400
         February 28, 1995..................    250          1,588               1,513             325

          Deferred Income Tax Asset
            Valuation Allowance(2):
         March 1, 1997......................   $ --         $7,865              $   --          $7,865

-------------
     (1) Offset against trade accounts receivable. Deductions represent write-offs, net of recoveries.

     (2) Offset against current deferred income taxes ($5,101) and non-current deferred income taxes ($2,764).

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the financial statements of Sun Television and Appliances, Inc. is included in this Form 10-K on page 33. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 40 on this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

                                                    /s/ COOPERS & LYBRAND L.L.P.

Columbus, Ohio
May 5, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUN TELEVISION AND APPLIANCES, INC.

Date:  May 29, 1997                      By: /s/ R. CARTER PATE
                                             -------------------------------
                                             R. Carter Pate, Chairman of the
                                             Board and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of May, 1997.

         Signature                                Title
         ---------                                -----

   /s/ R. CARTER PATE                       Chairman of the Board and
-------------------------------             Chief Executive Officer
       R. Carter Pate

  /s/  JOHN J. LYNCH                        Chief Financial Officer, Treasurer
-------------------------------             and Controller
       John J. Lynch                        (Principal Accounting Officer
                                            and Principal Financial Officer)

       Macy T. Block*                       Director
-------------------------------
       Macy T. Block

       Ned L. Sherwood*                     Director
-------------------------------
       Ned L. Sherwood

       Thomas Epstein*                      Director
-------------------------------
       Thomas Epstein

       Paul D. Bauer*                       Director
-------------------------------
       Paul D. Bauer

       Brady J. Churches*                   Director
-------------------------------
       Brady J. Churches

*By: /s/ JOHN J. LYNCH
     -------------------------------
     John J. Lynch, Attorney-in-fact