Form 10-K/A
period 1997-03-01
SUN TELEVISION & APPLIANCES INC
filed 1997-06-03
CIK 874690

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A NO. 1

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

ITEM 6.     SELECTED FINANCIAL DATA.

          YEARS ENDED MARCH 1, 1997, MARCH 2, 1996, FEBRUARY 28, 1995,
             1994 AND 1993 (Amounts in thousands, except number of
                           stores and per share data)

                                           1997           1996(1)         1995          1994            1993
                                       ------------    ------------   -----------   -----------     ----------
Net Sales and
     Service Revenues...............    $ 683,386      $ 806,179       $ 751,883      $ 575,893      $ 398,642
Gross Profit........................      149,714        200,156         191,933        151,188        108,140
(Loss) Income from Operations.......      (46,608)        14,306          30,749         27,935         19,544
Interest Expense....................        5,537          4,675           2,316            440            626
Net (Loss) Income Before
     Extraordinary Loss.............      (43,722)         6,591          17,531         16,965         11,598
Extraordinary Loss..................       (1,619)            --              --             --             --
Net (Loss) Income...................      (45,341)         6,591          17,531         16,965         11,598
Net (Loss) Income Before
     Extraordinary Loss per Primary
     and Fully Diluted Shares(2)....        (2.51)          0.38            1.00           0.96           0.78(3)
Extraordinary Loss..................         (.09)            --              --             --             --
Net (Loss) Income...................        (2.60)          0.38            1.00           0.96           0.78
Working Capital.....................       63,535         95,768          97,937         90,100         73,877
Total Assets........................      257,713        285,342         280,005        218,613        175,644
Long-Term Debt......................       41,007         30,000          30,000             --             --
Capital Lease Obligations...........       14,358         14,651          13,070          9,959            968
Stockholders' Equity................      108,083        153,516         147,232        130,264        112,651
Book Value per Common Share(2)......         6.20           8.84            8.52           7.54           6.57
Cash Dividends per
     Common Share(2)................        .0175           .035           .035           .035           .0275
Return on Average
     Stockholder's Equity...........           NA            4.4%          12.6%           14.0%          14.0%
Number of Common Shares
     Outstanding at Year End(2).....       17,439         17,364         17,278          17,267         17,151
Weighted Average Shares(2)
     Primary........................       17,407         17,430         17,536          17,669         14,921
     Fully Diluted..................       17,407         17,430         17,541          17,674         15,039
Number of Stores at Year End........           41(4)          46             43              38             31

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

     10(l) Resignation and Release, dated as of May 7, 1997, between the Registrant and James R. Copitzky. (Reference is made to Exhibit
             10(l) of the Registrant's Annual Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

     10(m) Resignation and Release, dated as of April 21, 1997, between the Registrant and Steven A. Martin. (Reference is made to Exhibit
             10(m) of the Registrant's Annual Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

     10(n)   Letter Agreement, dated as of February 11, 1997, between the
             Registrant and BTS LLC, a subsidiary of Price Waterhouse LLP.
             (Reference is made to Exhibit 10(n) of the Registrant's Annual
             Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

     10(o)   Mortgage Deed, Security Agreement, and Assignment of Leases and
             Rents, dated as of April 2, 1997, between the Registrant and The CIT
             Group/Business Credit, Inc., as agent. (Reference is made to Exhibit 10(o) of the Registrant's Annual Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

     10(p)   Severance Agreement, dated as of June 10, 1996, between the
             Registrant and Robert E. Oyster. (Reference is made to Exhibit 10(a) to the Current Report on Form 8-K, dated June 11, 1996, and incorporated herein by reference.)

     10(q)* First Amendment Agreement, dated as of January 28, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as
             Administrative Agent and National City Commercial Finance, Inc. as
             Co-Agent and IBJ Schroder Bank & Trust Company.

     10(r)* Second Amendment Agreement, dated as of March 10, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as
             Administrative Agent and National City Commercial Finance, Inc. as
             Co-Agent and IBJ Schroder Bank & Trust Company.

     10(s)* Third Amendment Agreement, dated as of April 3, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as
             Administrative Agent and National City Commercial Finance, Inc. as
             Co-Agent and IBJ Schroder Bank & Trust Company.

     11      Statement re: Computation of Net Income Per Common Share.
             (Reference is made to Exhibit 11 of the Registrant's Annual Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

     23*     Consent of Coopers & Lybrand L.L.P.

     24 Powers of Attorney. (Reference is made to Exhibit 24 of the Registrant's Annual Report on Form 10-K for the year ended March
             1, 1997, and incorporated herein by reference.)

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

                                         SUN TELEVISION AND APPLIANCES, INC.

Date:  June 3, 1997                      By: /s/ R. CARTER PATE
                                             -------------------------------
                                             R. Carter Pate, Chairman of the
                                             Board and CEO

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