Form 10-Q
period 1997-05-31
SUN TELEVISION & APPLIANCES INC
filed 1997-07-14
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MAY 31, 1997

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    -----------

Commission File Number   0-19269

                       SUN TELEVISION AND APPLIANCES,INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             OHIO                                             31-1178151
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


6600 PORT ROAD, GROVEPORT,OH                                     43125
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (614) 492-5600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X                                 NO
                      ---                                   ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT JULY 10, 1997
-----------------------------                     ----------------------------
Common shares, $.01 par value                          17,439,202 shares

                       SUN TELEVISION AND APPLIANCES, INC.
                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the Quarters Ended
                May 31, 1997 and June 1, 1996                               3

              Balance Sheet
                May 31, 1997 and March 1, 1997                              4

              Statement of Cash Flows
                for the Quarters Ended
                May 31, 1997 and June 1, 1996                               5

              Notes to Financial Statements                             6 - 7

  Item 2.     Management's Discussion and Analysis of
                Results of Operation and Financial Condition           8 - 10

Part II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                             11


                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF OPERATIONS
              For the quarters ended May 31, 1997 and June 1, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          May 31,      June 1,
                                                           1997         1996
                                                         --------     --------
Net sales and service revenues                           $104,995     $153,659

Cost of sales                                              81,914      116,502
                                                         --------     --------

Gross profit                                               23,081       37,157

Selling, general and administrative                        32,122       41,825
Amortization of intangibles                                   123          123
Restructuring charge                                         --          2,000
                                                         --------     --------


(Loss) from operations                                     (9,164)      (6,791)

Other income (expenses):                                 --------     --------
  Interest income                                              26          175
  Interest expense                                         (1,128)      (1,057)
  Gain on sale of property                                    112         --
                                                         --------     --------

                                                             (990)        (882)
                                                         --------     --------

(Loss) before income taxes                                (10,154)      (7,673)

Income tax (benefit)                                         --         (3,085)
                                                         --------     --------

Net (loss)                                               $(10,154)    $ (4,588)
                                                         ========     ========

Net (loss) per share                                     $   (.58)    $   (.26)
                                                         ========     ========

Weighted average shares outstanding                        17,439       17,434
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                                  BALANCE SHEET
                         May 31, 1997 and March 1, 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                             May 31,    March 1,
                                                              1997        1997
                                                            --------    --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                $  1,708    $  1,828
   Trade accounts receivable net of allowance
      for doubtful accounts of $475 and $475                  11,168      11,597
   Merchandise inventory                                     102,872      97,368
   Prepaid expenses and other                                  7,919       7,143
   Income taxes refundable                                      --        14,619
   Deferred income taxes                                       7,224       7,224
                                                            --------    --------
     Total current assets                                    130,891     139,779

   Property and equipment, net                                96,205     100,267
   Deferred income taxes                                       3,114       3,114
   Intangible assets                                          14,430      14,553
                                                            --------    --------
     Total assets                                           $244,640    $257,713
                                                            ========    ========
                                   LIABILITIES
Current liabilities:
   Trade accounts payable                                   $ 28,889    $ 28,607
   Accrued liabilities                                        30,643      31,604
   Current portion of deferred revenue                        14,948      16,033
                                                            --------    --------
     Total current liabilities                                74,480      76,244

   Capital lease obligations                                  14,340      14,358
   Deferred revenue, non-current                              16,210      18,021
   Long-term debt                                             41,677      41,007
                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
   500 shares authorized - none issued                          --          --

Common stock, $.01 par value, 30,000 shares authorized
    17,439 and 17,439 shares issued and outstanding              174         174

   Additional paid-in capital                                 88,484      88,480
   Retained earnings                                           9,275      19,429
                                                            --------    --------
   Total stockholders' equity                                 97,933     108,083
                                                            --------    --------

   Total liabilities and stockholders' equity               $244,640    $257,713
                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF CASH FLOWS
              For the quarters ended May 31, 1997 and June 1, 1996
                                 (In thousands)
                                   (Unaudited)

                                                            May 31,      June 1,
                                                             1997         1996
                                                           --------     --------
Cash flows from operating activities:
  Net (loss)                                               $(10,154)    $ (4,588)
  Adjustments to reconcile (loss) to net cash
    used by operating activities:
  Depreciation and amortization                               2,392        2,212
  Deferred revenue                                           (2,896)      (1,519)
  Deferred income taxes                                        --            653
  (Gain) on sale of property and equipment                     (112)        --
  Restructuring charge                                         --          2,000
Changes in items affecting operations:
    Trade accounts receivable                                   429         (193)
    Merchandise inventory                                    (5,504)     (25,570)
    Prepaid expenses and other                                 (776)        (596)
    Trade accounts payable                                      282       22,421
    Accrued liabilities                                      (1,793)        (898)
    Income taxes refundable (payable)                        15,451       (6,252)
                                                           --------     --------
                                                              8,089      (11,088)
                                                           --------     --------
    Net cash (used) by operating activities                  (2,681)     (12,330)
                                                           --------     --------

Cash flows from financing activities:
  Additional borrowings                                         670        5,000
  Reduction of capital lease obligations                        (19)         (87)
  Issuance of common stock under stock options                    4           30
  Dividends on common stock                                    --           (152)
                                                           --------     --------
    Net cash provided by financing activities                   655        4,791
                                                           --------     --------

Cash flows from investing activities:
  Additions to property and equipment                          (535)      (2,993)
  Proceeds from disposal of property and equipment            2,441         --
                                                           --------     --------
Net cash provided by (used) in investing activities           1,906       (2,993)
                                                           --------     --------

   (Decrease) in cash and cash equivalents                     (120)     (10,532)

Cash and cash equivalents, beginning of year                  1,828       13,583
                                                           --------     --------
  Cash and cash equivalents, end of period                 $  1,708     $  3,051
                                                           ========     ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                               $  1,128         --
    Income taxes                                               --       $  2,734

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         ---------------------

         The financial statements as of May 31, 1997 and June 1, 1996, of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Financial Statements which are contained in the Company's 1997 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

2.       LONG-TERM DEBT
         --------------

         As of May 31, 1997, the Company had outstanding borrowings of $41,677,000 against its revolving credit commitment. The interest rate in effect at May 31, 1997 was 9.00%. The Company is in compliance with the covenants of its debt agreement.

3.       NEW FINANCIAL ACCOUNTING STANDARDS
         ----------------------------------

         SFAS No. 128, "Earnings Per Share," was issued in February 1997, effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share amounts for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

         In July 1997, SFAS No. 130, Reporting Comprehensive Income was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997.

4.       RESTRUCTURING ACCRUAL
         ---------------------

         During fiscal 1997, the Company recorded restructuring charges of $16.7 million to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. As of March 1, 1997, there was a remaining balance of $10.6 million, which was included in Accrued Liabilities on the balance sheet. During the first quarter of fiscal 1998, the Company charged $3.3 million to the restructuring accrual primarily for severance and benefit costs and professional and consulting fees. The balance of $7.3 million at May 31, 1997, which is included in Accrued Liabilities, is expected to be settled during the remainder of fiscal 1998.

5.       SUBSEQUENT EVENT
         ----------------

         On June 30, 1997, the Company entered into a sale-leaseback agreement on its warehouse/distribution/general office facility at a sale price which approximated book value of the assets. At May 31, 1997, the book value of the assets was as follows (amounts in thousands):

                                                                May 31, 1997
                                                                ------------
                      Land                                        $  2,324
                      Buildings                                     18,925
                      Less accumulated depreciation                   (891)
                                                                  --------

                                          Net fixed assets        $ 20,358
                                                                  ========

6.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations.

         The landlords of the five closed stores in New York, three closed stores and a closed warehouse in Ohio have filed suits in those states for breach of the leases. The total amounts claimed by the landlords exceed $48.0 million plus other damages. Discussions with the landlords are currently in progress, but no agreement or settlements have been reached. However, based on discussions with counsel, the efforts of the Company to sublet the premises, reserves recorded for store closings and other factors, the Company believes that it has adequately provided for potential liabilities relating to these cases.

         Item 2.

                       SUN TELEVISION AND APPLIANCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS
                              ---------------------

The Company recorded a net loss of $10,154,000, or $.58 per share, for the first quarter ended May 31, 1997, compared to a net loss of $4,588,000, or $.26 per share, for the quarter ended June 1, 1996. Total sales declined $48.7 million to $105.0 million for the first quarter this year. Comparable store sales declined 24.2% from $126.6 million for the quarter ended June 1, 1996, to $96.0 million for the quarter ended May 31, 1997. The gross profit percentage rate decreased from 24.2% last year to 22.0% this year for the comparable quarter. Selling, general and administrative expenses have decreased $9.7 million dollars due to the decline in sales, however, the percentage of expense to sales has increased from 27.2% for the period ended June 1, 1996 to 30.6% for the quarter ended May 31, 1997. In addition, during the first quarter of last year, the Company had a one-time restructuring charge of $2.0 million, or $.07 per share, principally related to severance pay.

NET SALES AND SERVICE REVENUES
------------------------------

Net sales and service revenues for the first quarter ended May 31, 1997 were $104,995,000, a decrease of $48,664,000, or 31.6%, from $153,659,000 for the quarter ended June 1, 1996. Net sales and service revenues for the first quarter ended June 1, 1996, includes sales of $24,700,000 from nine stores which were closed in early March 1997. In addition, the net sales and service revenues were impacted by the continuing soft retail environment and cooler than usual temperatures, which adversely affect the Company's seasonal sale of air conditioning. Sales in most product categories declined with home appliances, including air conditioning, and home office products showing the largest declines. Sales of personal convenience items as a percent to total sales has declined as a result of discontinuing the bedding line and related furnishings.

GROSS PROFIT
------------

The gross profit percentage for the first quarter ended May 31, 1997 was 22.0%, compared with 24.2% for the quarter ended June 1, 1996. This decrease in margin rate was primarily attributable to the increasingly competitive and highly promotional environment that exists in almost all of the Company's markets due to the opening of additional competitors' stores, as well as the slow down in consumer spending on electronics. Although this impacted all major product categories, the gross margin rates on personal convenience and home audio showed the most significant declines, while margins on home appliances were only slightly down.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

As a percentage of net sales, selling, general and administrative expenses increased from 27.2% in the first quarter ended June 1, 1996, to 30.6% for the quarter ended May 31, 1997. The overall increase in these expenses as a percent to sales is primarily a result of the decline in sales. Selling, general and administrative expenses declined $9,703,000 to $32,122,000, or 23.1%, due to the closure of nine stores in early March of this year, and expense reduction programs that have been implemented in response to the soft sales environment.

         Item 2.

RESTRUCTURING CHARGE
--------------------

During the quarter ended June 1, 1996, the Company recorded a $2.0 million restructuring charge primarily related to severance pay and related benefits. This was attributable to the restructuring of the buying, logistics, store and field operations and a change of executive management.

OTHER INCOME/EXPENSES
---------------------

Interest expense for the quarter ended May 31, 1997 increased $71,000 compared to the same period in fiscal 1997. The increase is attributable to the increase in the average outstanding borrowings and higher interest rates this year versus last year's first quarter.

INCOME TAXES
------------

The Company has not reflected any tax benefit for the quarter ended May 31, 1997 as the prior year loss, and the deferred tax assets recorded previously on the books will utilize the tax benefit carrybacks available to the Company. The tax benefits relating to current operating losses will be available to the Company only on a carry forward basis and will be recorded at the time the Company returns to annual profitability.

                               FINANCIAL CONDITION
                               -------------------

The Company's financial condition has been impacted by increased competition in the Company's markets, as well as industry-wide declines in consumer spending. The current ratio is 1.76 for the quarter ended May 31, 1997 compared to 1.83 at March 1, 1997. Inventory has increased by $5,500,000 to maintain in-stocks and prepare for the summer selling season. The increase in inventory was minimized due to the soft sales in the industry and the better controls achieved with the implementation of the new software systems in August 1996. The Company received the income taxes refundable of $14,619,000 as of March 1, 1997 in early May 1997.

The Company plans to remodel existing stores and relocate one store. By fall of this year, the Canton store is to be relocated and the Findlay store will be remodeled, increasing the selling square footage, as well as minor remodels at existing stores. The Company expects capital expenditures for the remainder of the year to be approximately $1,700,000 and anticipates covering these requirements from proceeds generated from the sale-leaseback of the Columbus distribution center that was completed in June, as well as cash flow from operations and additional borrowings. The Company is also considering proposals for the opening of new stores in new markets. These proposals have not yet been finalized by management or reviewed and approved by the Board of Directors. If these proposals are approved and the Company proceeds to implement the proposals, anticipated capital expenditures would increase by approximately $2,500,000.

BTS,LLC, a business turnaround service subsidiary of Price Waterhouse, LLP, has been retained by the Company since February 1997 to assist in the efforts to return the Company to profitability. BTS,LLC has assisted in the refinancing of the Company's debt structure, the closure of stores in two market areas, the sale-leaseback of the distribution center, the initiatives to revitalize markets and the proposals for entering into additional single-store market areas. The Company has paid $637,000 to BTS,LLC. Mr. Pate, Chairman, Interim Chief Executive Officer and President, is a partner of Price Waterhouse, LLP and a principle of BTS.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) including, but not limited to, statements regarding future capital expenditures and possible expansion, relocation and remodeling plans contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; ability to find suitable new store sites; and volatility of stock price. Actual results may differ materially from management expectations.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.    Amendment to BTS,LLC Agreement

                  11.    Computation of Net (Loss) per Common Share

                  27.    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

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

                                  SUN TELEVISION AND APPLIANCES, INC.
                                            (Registrant)


                                  By /s/ John J. Lynch
                                     --------------------------------------
                                     John J. Lynch, Interim Chief Financial
                                     Officer and Controller


Date:  July 14, 1997


----------
* Mr. Lynch is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.