Form 10-Q
period 1997-08-30
SUN TELEVISION & APPLIANCES INC
filed 1997-10-14
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    ---------------

Commission File Number   0-19269


                       SUN TELEVISION AND APPLIANCES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             OHIO                                             31-1178151
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


6600 PORT ROAD,      GROVEPORT, OH                               43125
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (614) 492-5600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES  X   NO
             ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          OUTSTANDING AT SEPTEMBER 30, 1997
            -----                          ---------------------------------
Common shares, $.01 par value                     17,439,202 shares

                       SUN TELEVISION AND APPLIANCES, INC.
                                TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------
Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the Quarters Ended
                August 30, 1997 and August 31, 1996                       3

              Statement of Operations
                for the Six Months Ended
                August 30, 1997 and August 31, 1996                       4

              Balance Sheet
                August 30, 1997 and March 1, 1997                         5

              Statement of Cash Flows
                for the Six Months Ended
                August 30, 1997 and August 31, 1996                       6

              Notes to Financial Statements                           7 - 8

  Item 2.     Management's Discussion and Analysis of
                Results of Operation and Financial Condition         9 - 11

Part II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                          12

  Item 4.     Submission of Matters to a Vote of Security Holders        12

  Item 6.     Exhibits and Reports on Form 8-K                           13

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF OPERATIONS
           For the quarters ended August 30, 1997 and August 31, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        August 30,     August 31,
                                           1997           1996
                                        ----------     ----------
Net sales and service revenues           $110,441       $150,389

Cost of sales                              83,520        111,437
                                         --------       --------

Gross profit                               26,921         38,952

Selling, general and administrative        32,530         42,050
Amortization of intangibles                   123            123
                                         --------       --------


(Loss) from operations                     (5,732)        (3,221)
                                         --------       --------

Other income (expenses):
  Interest income                            --               73
  Interest expense                           (927)        (1,136)
  Loss on sale of property                    (88)          --
                                         --------       --------

                                           (1,015)        (1,063)
                                         --------       --------

(Loss) before income taxes                 (6,747)        (4,284)

Income tax (benefit)                         --           (1,723)
                                         --------       --------

Net (loss)                               $ (6,747)      $ (2,561)
                                         ========       ========

Net (loss) per share                     $   (.39)      $   (.15)
                                         ========       ========

Weighted average shares outstanding        17,439         17,453
                                         ========       ========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF OPERATIONS
          For the six months ended August 30, 1997 and August 31, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                       August 30,    August 31,
                                          1997          1996
                                       ----------    ----------
Net sales and service revenues          $215,437      $304,048

Cost of sales                            165,434       227,939
                                        --------      --------

Gross profit                              50,003        76,109

Selling, general and administrative       64,652        83,875
Amortization of intangibles                  247           247
Restructuring charge                        --           2,000
                                        --------      --------


(Loss) from operations                   (14,896)      (10,013)

Other income (expenses):
  Interest income                             26           249
  Interest expense                        (2,055)       (2,193)
  Gain on sale of property                    24          --
                                        --------      --------

                                          (2,005)       (1,944)
                                        --------      --------

(Loss) before income taxes               (16,901)      (11,957)

Income tax (benefit)                        --          (4,808)
                                        --------      --------

Net (loss)                              $(16,901)     $ (7,149)
                                        ========      ========

Net (loss) per share                    $   (.97)     $   (.41)
                                        ========      ========

Weighted average shares outstanding       17,439        17,444
                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                                  BALANCE SHEET
                        August 30, 1997 and March 1, 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          August 30,    March 1,
                                                             1997         1997
                                                          ----------    --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $  2,762     $  1,828
   Trade accounts receivable net of allowance
      for doubtful accounts of $475 and $475                 14,430       11,597
   Merchandise inventory                                     94,846       97,368
   Prepaid expenses and other                                 8,594        7,143
   Income taxes refundable                                     --         14,619
   Deferred income taxes                                      7,224        7,224
                                                           --------     --------
     Total current assets                                   127,856      139,779

Property and equipment, net                                  72,386      100,267
Deferred income taxes                                         3,114        3,114
Intangible assets                                            14,307       14,553
                                                           --------     --------
     Total assets                                          $217,663     $257,713
                                                           ========     ========

                                   LIABILITIES
Current liabilities:
   Trade accounts payable                                  $ 22,345     $ 28,607
   Accrued liabilities                                       29,357       31,604
   Current portion of deferred revenue                       13,971       16,033
                                                           --------     --------
     Total current liabilities                               65,673       76,244

Capital lease obligations                                    14,318       14,358
Deferred revenue, non-current                                14,816       18,021
Long-term debt                                               31,670       41,007

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
   500 shares authorized - none issued                         --           --

Common stock, $.01 par value, 30,000 shares authorized
    17,439 and 17,439 shares issued and outstanding             174          174

Additional paid-in capital                                   88,484       88,480
Retained earnings                                             2,528       19,429
                                                           --------     --------
   Total stockholders' equity                                91,186      108,083
                                                           --------     --------

   Total liabilities and stockholders' equity              $217,663     $257,713
                                                           ========     ========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF CASH FLOWS
          For the six months ended August 30, 1997 and August 31, 1996
                                 (In thousands)
                                   (Unaudited)

                                                                     August 30,    August 31,
                                                                        1997          1996
                                                                     ----------    ----------
Cash flows from operating activities:
  Net (loss)                                                          $(16,901)     $ (7,149)
  Adjustments to reconcile (loss) to net cash
    used by operating activities:
  Depreciation and amortization                                          4,771         4,461
  Deferred revenue                                                      (5,267)       (2,946)
  Deferred income taxes                                                   --             918
  (Gain) on sale of property and equipment                                 (24)         --
  Restructuring charge                                                    --           2,000
Changes in items affecting operations:
    Trade accounts receivable                                           (2,833)        2,080
    Merchandise inventory                                                2,522       (34,360)
    Prepaid expenses and other                                          (1,883)         (777)
    Trade accounts payable                                              (6,262)       41,622
    Accrued liabilities                                                 (3,195)       (1,349)
    Income taxes receivable (payable)                                   15,567        (8,336)
                                                                      --------      --------
                                                                         3,916        (1,120)
                                                                      --------      --------
    Net cash (used) by operating activities                            (13,505)       (3,836)
                                                                      --------      --------

Cash flows from financing activities:
  Additional (repayments) borrowings                                    (9,337)        5,000
  Reduction of capital lease obligations                                   (40)         (176)
  Issuance of common stock under stock options & restricted stock            4           151
  Dividends on common stock                                               --            (305)
                                                                      --------      --------
    Net cash (used) provided by financing activities                    (9,373)        4,670
                                                                      --------      --------

Cash flows from investing activities:
  Additions to property and equipment                                   (1,498)       (7,277)
  Proceeds from sale/leaseback                                          19,937
  Proceeds from disposal of property and equipment                       5,373          --
                                                                      --------      --------
    Net cash provided by (used) in investing activities                 23,812        (7,277)
                                                                      --------      --------

  Increase/(decrease) in cash and cash equivalents                         934        (6,443)

Cash and cash equivalents, beginning of year                             1,828        13,583
                                                                      --------      --------
  Cash and cash equivalents, end of period                            $  2,762      $  7,140
                                                                      ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $  2,055          --
    Income taxes                                                          --        $  2,830

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         ---------------------

         The financial statements as of August 30, 1997 and August 31, 1996, of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Financial Statements which are contained in the Company's 1997 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

2.       LONG-TERM DEBT
         --------------

         As of August 30, 1997, the Company had outstanding borrowings of $31,670,000 against its revolving credit commitment. The interest rate in effect at August 30, 1997 was 9.00%. The Company is in compliance with the covenants of its debt agreement.

3.       NEW FINANCIAL ACCOUNTING STANDARDS
         ----------------------------------

         SFAS No. 128 Earnings Per Share was issued in February 1997, effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share amounts for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

         In July 1997, SFAS No. 130 Reporting Comprehensive Income was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997.

4.       RESTRUCTURING ACCRUAL
         ---------------------

         During fiscal 1997, the Company recorded restructuring charges of $16.7 million to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. As of March 1, 1997, there was a remaining balance of $10.6 million, which was included in accrued liabilities on the balance sheet. During the first six months of fiscal 1998, the Company charged $4.5 million to the restructuring accrual primarily for severance and benefit costs and professional and consulting fees. The balance of $6.1 million at August 30, 1997, which is included in accrued liabilities, is expected to be settled during the remainder of fiscal 1998.

5.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations.

         The landlords of the five closed stores in New York and three closed stores and a closed warehouse in Ohio have filed suits in those states for breach of the leases. The total amounts claimed by the landlords exceed $48.0 million plus other damages. The Company has reached a settlement with the landlord of the warehouse in Ohio, the terms of which included a payment by the Company of $225,000 and the dismissal of the related law suits. Discussions with the remaining landlords are currently in progress, but no agreement or settlements have been reached. However, based on discussions with counsel, the efforts of the Company to sublet the premises, reserves recorded for store closings and other factors, the Company believes that it has adequately provided for potential liabilities relating to these cases.

         Item 2.

                       SUN TELEVISION AND APPLIANCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS
                              ---------------------

The Company recorded a net loss of $6,747,000, or $.39 per share, for the second quarter ended August 30, 1997, compared to a net loss of $2,561,000, or $.15 per share, for the quarter ended August 31, 1996. Total sales declined $40.0 million to $110.4 million for the second quarter this year. Comparable store sales declined 16.8% from $121.9 million for the quarter ended August 31, 1996, to $101.4 million for the quarter ended August 30, 1997. The gross profit percentage rate decreased from 25.9% last year to 24.4% this year for the comparable quarter. Selling, general and administrative expenses have decreased $9.5 million dollars due to the decline in sales and store closings, however, the percentage of expense to sales has increased from 28.0% for the quarter ended August 31, 1996 to 29.5% for the quarter ended August 30, 1997.

NET SALES AND SERVICE REVENUES
------------------------------

Net sales and service revenues for the second quarter ended August 30, 1997 were $110,441,000, a decrease of $39,948,000, or 26.6%, from $150,389,000 for the quarter ended August 31, 1996. Net sales and service revenues for the second quarter ended August 31, 1996 includes sales of $22,200,000 from nine stores which were closed in early March 1997. In addition, the net sales and service revenues were impacted by the continuing soft retail environment and cooler than usual summer temperatures, which adversely affected the Company's seasonal sale of air conditioning. Sales in most product categories declined with home office products and home appliances, including air conditioning showing the largest declines. Sales of personal convenience items as a percent to total sales has declined as a result of discontinuing the bedding line and related furnishings.

Net sales and service revenues for the six months ended August 30, 1997 decreased 29.1% to $215,437,000 from $304,048,000 for the six months ended August 31, 1996. Net sales and service revenues for the six months ended August 31 1996, include sales of $46,900,000 from nine stores which were closed in early March 1997. Comparable store sales for the six months ended August 31, 1996 decreased $51.1 million to $197.5 million from $248.6 million for the comparable period last year. Again, sales in all major product categories decreased this year versus the prior year with the largest decrease occurring in home office (34.2%) and home appliances (28.4%).

GROSS PROFIT
------------

The gross profit percentage for the second quarter ended August 30, 1997 was $26,921,000, or 24.4% as a percent to sales, compared with $38,952,000, or 25.9%
as a percent to sales for the quarter ended August 31, 1996. This decrease in margin rate was primarily attributable to the continued competitive and highly promotional environment that exists in almost all of the Company's markets due to the opening of additional competitors' stores, as well as the slow down in consumer spending on electronics. Although this impacted all major product categories, the gross margin rates on home appliances and home audio showed the most significant declines, while margins on personal convenience items were down due to the discontinuation of the bedding line.

For the first six months of this fiscal year, gross profit of $50,003,000, or 23.2% of sales was 34.3%, or $26,106,000, lower than last year's amount of $76,109,000, or 25.0% of sales. The decline in gross profit percentage this year versus last year was again attributable to the promotional environment related to new competitors entering our markets as well as a slow down in consumer spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

As a percentage of net sales, selling, general and administrative expenses increased from 28.0% in the second quarter ended August 31, 1996, to 29.5% for the quarter ended August 30, 1997. The overall increase in these expenses as a percent of sales is primarily a result of the decline in sales. Selling, general and administrative expenses declined $9,520,000, or 22.6%, to $32,530,000, due to the store closures in March 1997, and expense reduction programs that have been implemented in response to the soft sales environment. The major declines were in payroll ($4,255,000), advertising ($2,658,000) and home delivery ($1,163,000).

During the first six months of this year, selling, general and administrative expenses decreased $19,223,000 to $64,652,000 from $83,875,000. As a percentage of sales, selling, general and administrative expense was 30.0% versus 27.6% with the increase relating to the decline in sales volume for the first six months of this year versus last year. The major declines were in payroll ($8,866,000), advertising ($5,517,000) and home delivery ($2,258,000).

RESTRUCTURING CHARGE
--------------------

During the quarter ended June 1, 1996, the Company recorded a $2.0 million restructuring charge primarily related to severance pay and related benefits. This was attributable to the restructuring of the buying, logistics, store and field operations and a change of executive management.

OTHER INCOME/EXPENSES
---------------------

Interest expense for the quarter ended August 30, 1997 decreased $209,000 compared to the same period in fiscal 1997. The decrease is attributable to the decrease in the average outstanding borrowings this year versus last year's second quarter.

INCOME TAXES
------------

The Company has not reflected any tax benefit for the quarter ended August 30, 1997 as the prior year loss, and the deferred tax assets recorded previously on the books will utilize the tax benefit carrybacks available to the Company. The tax benefits relating to current operating losses will be available to the Company only on a carry forward basis and will be recorded at the time the Company returns to annual profitability.

                               FINANCIAL CONDITION
                               -------------------

The Company's financial condition has been impacted by increased competition in the Company's markets, as well as industry-wide declines in consumer spending. The current ratio is 1.95 for the quarter ended August 30, 1997 compared to 1.83 at March 1, 1997. Inventory has decreased by $2,522,000 due to the reduced number of stores in operation and due to better controls achieved with the implementation of new software systems in August 1996. The Company received the income taxes refundable of $14,619,000 as of March 1, 1997 in early May 1997.

The Company plans to remodel existing stores and relocate one store. In the third quarter of 1997, the Canton store will relocate to a better location and the Findlay store remodel which will increase selling square footage will be completed. Minor remodels at other existing stores will also be completed in the third quarter. The Company is also planning for the opening of new stores in new markets, including Pottsville, Pennsylvania and Frankfort, Kentucky, where leases have been signed. The Company expects to open three more stores in December where additional leases have been signed in Owensboro, Kentucky and Christiansburg and Staunton, Virginia. The Company estimates capital expenditures for the remainder of the year to be $2,050,000, which includes costs for the new stores, and expects to cover these requirements from cash flow from operations and additional borrowings.

BTS, LLC, a business turnaround service subsidiary of Price Waterhouse, LLP, was retained by the Company in February 1997 to assist in the efforts to return the Company to profitability. BTS, LLC has assisted in the refinancing of the Company's debt structure, the closure of stores in certain market areas, the sale-leaseback of the distribution center, the initiatives to revitalize markets and the proposals for entering into additional single-store market areas. For the second quarter ended August 30, 1997, the Company has paid $409,000 in fees and expenses to BTS, LLC. Mr. R. Carter Pate, Chairman, Interim Chief Executive Officer and President of the Company, is a partner of Price Waterhouse, LLP and a principle of BTS, LLC.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) including, but not limited to, statements regarding future capital expenditures and possible expansion, relocation and remodeling plans contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; ability to find suitable new store sites; and volatility of stock price. Further information concerning factors that could cause actual results to differ materially from those in the forward-looking statements are contained from time to time in the Company's report on Form 10-K for the year ended March 1, 1997 and the Company's report on Form 10-Q for the quarter ended May 31, 1997.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 1.         Legal Proceedings

          The Company has reached a settlement on September 4, 1997 with the landlord of the warehouse in Ohio, the terms of which included a payment by the Company of $225,000 and the dismissal of the related law suits.

Item 4.         Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of shareholders was held on July 30, 1996. The following matters were voted on:

          1. Election of Directors.

          2. Approval of the amendment to the Corporation's 1991 Stock Option Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the Plan from 2,500,000 shares to 3,000,000 shares.

          3. Ratification of the appointment of Coopers & Lybrand LLP to serve as independent public accountants for the Company for fiscal 1997.

          All nominees to the Board of Directors were elected, and all other matters were approved. The votes cast were as follows:

          1. Election of Directors

             NOMINEE                    FOR          WITHHELD           TOTAL
             -------                    ---          --------           -----
             Macy T. Block           14,481,285      1,510,092       15,991,377
             R. Carter Pate          14,461,868      1,529,509       15,991,377
             Ned L. Sherwood         14,519,441      1,471,936       15,991,377
             Thomas Epstein          14,557,031      1,434,346       15,991,377
             Paul Bauer              14,536,429      1,454,948       15,991,377
             Brady Churches          14,582,717      1,408,660       15,991,377
             Frank Doczi             14,551,029      1,440,348       15,991,377

          2. Amendment to the Corporation's 1991 Stock Option Plan:

               For           13,796,885
               Opposed        2,112,205
               Abstentions       82,287
               Total         15,991,377

          3. Ratification of Appointment of Independent Public Accountants:

               For           15,842,065
               Opposed           89,700
               Abstentions       59,612
               Total         15,991,377

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits

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

                                SUN TELEVISION AND APPLIANCES, INC.
                                           (Registrant)


                                 By  /s/ John J. Lynch
                                     * John J. Lynch, Interim Chief Financial
                                       Officer and Controller


Date:  October 10, 1997

----------
* Mr. Lynch is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.