Form 10-Q
period 1997-11-29
SUN TELEVISION & APPLIANCES INC
filed 1998-01-12
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 1997
                               -----------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________

Commission File Number 0-19269

                       SUN TELEVISION AND APPLIANCES, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)



           OHIO                                              31-1178151
---------------------------------------         --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)



6600 PORT ROAD,     GROVEPORT, OH                              43125
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (614) 492-5600
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

             YES   X                  NO
                 -----                    -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                           OUTSTANDING AT DECEMBER 31, 1997
  ------------------             -----------------------------------------------

Common shares, $.01 par value                                 17,439,202 shares

                       SUN TELEVISION AND APPLIANCES, INC.
                                TABLE OF CONTENTS



                                                                       PAGE NO.
                                                                       --------
Part I         FINANCIAL INFORMATION
  Item 1.      Financial Statements

               Statement of Operations
                 for the Quarters Ended
                 November 29, 1997 and November 30, 1996                 3

               Statement of Operations
                 for the Nine Months Ended
                 November 29, 1997 and November 30, 1996                 4

               Balance Sheet
                 November 29, 1997 and March 1, 1997                     5

               Statement of Cash Flows
                 for the Nine Months Ended
                 November 29, 1997 and November 30, 1996                 6

               Notes to Financial Statements                            7-8

  Item 2.      Management's Discussion and Analysis of
                 Results of Operation and Financial Condition           9-11

Part II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                         12

  Item 6.      Exhibits and Reports on Form 8-K                          12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     SUN TELEVISION AND APPLIANCES, INC.
                           STATEMENT OF OPERATIONS
        For the quarters ended November 29, 1997 and November 30, 1996
                   (In thousands, except per share amounts)
                                 (Unaudited)



                                                        November 29, 1997  November 30, 1996
                                                        -----------------  -----------------

Net sales and service revenues                              $ 127,887         $ 181,949

Cost of sales                                                  96,567           139,842
                                                            ---------         ---------

Gross profit                                                   31,320            42,107

Selling, general and administrative                            35,262            47,335
Amortization of intangibles                                       123               123
                                                            ---------         ---------


Loss from operations                                           (4,065)           (5,351)
                                                            ---------         ---------

Other income (expenses):
  Interest income                                                 -                  71
  Interest expense                                             (1,049)           (1,522)
  Gain on sale of property                                          6               -
                                                            ---------         ---------

                                                               (1,043)           (1,451)
                                                            ---------         ---------

Loss before income taxes and
extraordinary loss                                             (5,108)           (6,802)

Income tax benefit                                                -              (2,734)
                                                            ---------         ---------

Net loss before extraordinary loss                             (5,108)           (4,068)

Extraordinary loss related to early
extinguishment of debt                                         (1,657)              -
                                                            ---------         ---------

Net loss                                                    $  (6,765)        $  (4,068)
                                                            =========         =========

Loss before extraordinary loss per share                    $    (.29)        $    (.23)


Extraordinary loss per share                                     (.10)              -
                                                            ---------         ---------

Net loss per share                                          $    (.39)        $    (.23)
                                                            =========         =========

Weighted average shares outstanding                            17,439            17,465
                                                            =========         =========


   The accompanying notes are an integral part of these financial statements.

                     SUN TELEVISION AND APPLIANCES, INC.
                           STATEMENT OF OPERATIONS
      For the nine months ended November 29, 1997 and November 30, 1996
                   (In thousands, except per share amounts)
                                 (Unaudited)



                                                    November 29, 1997    November 30, 1996
                                                    -----------------    -----------------

Net sales and service revenues                           $ 343,324         $ 485,998

Cost of sales                                              262,001           367,781
                                                         ---------         ---------

Gross profit                                                81,323           118,217

Selling, general and administrative                         99,914           131,210
Restructuring charge                                           -               2,000
Amortization of intangibles                                    370               370
                                                         ---------         ---------


Loss from operations                                       (18,961)          (15,363)
                                                         ---------         ---------

Other income (expenses):
  Interest income                                               26               319
  Interest expense                                          (3,104)           (3,716)
  Gain on sale of property                                      30               -
                                                         ---------         ---------

                                                            (3,048)           (3,397)
                                                         ---------         ---------

Loss before income taxes and
extraordinary loss                                         (22,009)          (18,760)

Income tax benefit                                             -              (7,542)
                                                         ---------         ---------

Net loss before extraordinary loss                         (22,009)          (11,218)

Extraordinary loss related to early
extinguishment of debt                                      (1,657)              -
                                                         ---------         ---------

Net loss                                                 $ (23,666)        $ (11,218)
                                                         =========         =========

Loss before extraordinary loss per share                 $   (1.26)        $    (.64)

Extraordinary loss per share                                  (.10)              -
                                                         ---------         ---------

Net loss per share                                       $   (1.36)        $    (.64)
                                                         =========         =========

Weighted average shares outstanding                         17,439            17,451
                                                         =========         =========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                                  BALANCE SHEET
                       November 29, 1997 and March 1, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                   November 29, 1997    March 1, 1997
                                                                   -----------------    -------------

                                                   ASSETS
Current assets:
  Cash and cash equivalents                                             $   4,329         $   1,828
  Trade accounts receivable, net of allowance
    for doubtful accounts of $475                                          21,927            11,597
  Merchandise inventory                                                   114,981            97,368
  Prepaid expenses and other                                               14,369             7,143
  Income taxes refundable                                                     -              14,619
  Deferred income taxes                                                     7,224             7,224
                                                                        ---------         ---------
    Total current assets                                                  162,830           139,779

Property and equipment, net                                                73,333           100,267
Deferred income taxes                                                       3,114             3,114
Intangible assets                                                          14,183            14,553
                                                                        ---------         ---------
    Total assets                                                        $ 253,460         $ 257,713
                                                                        =========         =========

                                                LIABILITIES
Current liabilities:
  Trade accounts payable                                                $  43,976         $  28,607
  Accrued liabilities                                                      35,269            31,604
  Current portion of deferred revenue                                      13,059            16,033
                                                                        ---------         ---------
    Total current liabilities                                              92,304            76,244

Capital lease obligations                                                  14,294            14,358
Deferred revenue, non-current                                              13,772            18,021
Long-term debt                                                             48,306            41,007

                                            STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
  500 shares authorized - none issued                                       ---               ---

Common stock, $.01 par value, 30,000 shares
  authorized, 17,439 shares issued and
  outstanding                                                                 174               174

Additional paid-in capital                                                 88,847            88,480
Retained (deficit) earnings                                                (4,237)           19,429
                                                                        ---------         ---------
  Total stockholders' equity                                               84,784           108,083
                                                                        ---------         ---------

  Total liabilities and stockholder's equity                            $ 253,460         $ 257,713
                                                                        =========         =========

   The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF CASH FLOWS
      For the nine months ended November 29, 1997 and November 30, 1996
                                 (In thousands)
                                   (Unaudited)

                                                        November 29, 1997  November 30, 1996
                                                        -----------------  -----------------

Cash flows from operating activities:
  Net loss                                                  $(23,666)        $(11,218)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation and amortization                                7,050            6,973
  Deferred revenue                                            (7,223)          (4,250)
  Deferred income taxes                                        ---              1,302
  Gain on sale of property and equipment                         (30)             -
  Restructuring charge                                         ---              2,000
Changes in items affecting operations:
    Trade accounts receivable                                (10,330)         (14,929)
    Merchandise inventory                                    (17,613)         (78,953)
    Prepaid expenses and other                                (7,882)          (1,766)
    Trade accounts payable                                    15,369           83,551
    Accrued liabilities                                        2,776            4,319
    Income taxes refundable/payable                           15,509          (11,446)
                                                            --------         --------
                                                              (2,171)         (19,224)
                                                            --------         --------
    Net cash used by operating activities                    (26,040)         (24,417)
                                                            --------         --------

Cash flows from financing activities:
  Additional (repayments) borrowings                         (17,338)          45,000
  Issuance of long-term debt and common
    stock warrants                                            25,000
  Reduction of capital lease obligations                         (64)            (268)
  Issuance of common stock under stock
    options & restricted stock                                     4              151
  Dividends on common stock                                      -               (305)
                                                            --------         --------
    Net cash provided by financing activities                  7,602           44,578
                                                            --------         --------

Cash flows from investing activities:
  Additions to property and equipment                         (4,370)         (14,228)
  Proceeds from sale/leaseback                                19,937
  Proceeds from disposal of property and equipment             5,372              -
                                                            --------         --------
    Net cash provided by (used) in investing activities       20,939          (14,228)
                                                            --------         --------

  Increase in cash and cash equivalents                        2,501            5,933

Cash and cash equivalents, beginning of year                   1,828           13,583
                                                            ========         ========
  Cash and cash equivalents, end of period                  $  4,329         $ 19,516
                                                            ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $  2,983         $  1,359
    Income taxes                                            $    -           $  2,830



    The accompanying notes are integral part of these financial statements

                       SUN TELEVISION AND APPLIANCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION
     ---------------------

     The financial statements as of November 29, 1997 and November 30, 1996, of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Financial Statements which are contained in the Company's 1997 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

2.   LONG-TERM DEBT
     --------------

     During the quarter ended November 29, 1997, the Company replaced its collateralized revolving credit agreement with a new revolving credit agreement due February 28, 2000 and a $25,000,000 term loan due February 28, 2000. The new revolving credit agreement and the term loan are collateralized by substantially all of the Company's personal property and mortgages on owned real property. The Company may borrow up to $100,000,000 on its new revolving credit facility depending on inventory and receivable levels. The daily cash receipts of the Company will pay down the line of credit, while daily disbursements will become draws on the line of credit. The most restrictive covenants prohibit the granting of liens on most of the Company's assets and the payment of cash dividends. Costs relating to obtaining the new revolving credit agreement and term loan in the amount of $6,200,000 have been deferred and will be amortized to interest expense over the term of the revolving credit agreement and term loan. Deferred financing costs and prepayment costs relating to the collateralized revolving credit agreement in the amount of $1,657,000 were written off as an extraordinary item in the third quarter.

     In connection with the new financing, the Company has issued to the lenders a warrant to purchase up to 400,000 shares of common stock of the Company at a price of $2.50 per share. A fair value of approximately $363,000 has been allocated to the warrant. The resulting debt discount will be amortized to interest expense over the term of the term loan. The warrant may be exercised in part and will expire upon full exercise or one year after the maturity of the term loan.

     As of November 29, 1997, the Company had outstanding borrowings of $23,669,000 against its revolving credit commitment. The interest rate in effect at November 29, 1997 was 9.00%. The $25,000,000 term loan has a fixed interest rate of 14.5%. The Company is in compliance with the covenants of its debt agreement.

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

4.   RESTRUCTURING ACCRUAL
     ---------------------

     During fiscal 1997, the Company recorded restructuring charges of $16.7 million to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. As of March 1, 1997, there was a remaining balance of $10.6 million, which was included in accrued liabilities on the balance sheet. During the first nine months of fiscal 1998, the Company charged $5.2 million to the restructuring accrual primarily for severance and benefit costs and professional and consulting fees. The balance of $5.4 million at November 29, 1997, which is included in accrued liabilities, is expected to be settled during the remainder of fiscal 1998 and fiscal 1999.

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liabilities will not have a material adverse effect on the Company's financial position or results of operations.

     The landlords of the five closed stores in New York and three closed stores and a closed warehouse in Ohio have filed suits in those states for breach of the leases. The Company has reached a settlement with the landlord of the warehouse in Ohio, the terms of which included a payment by the Company of $225,000 and the dismissal of the related law suits.

     In addition, the Company has reached a tentative agreement with the landlord of one of the Dayton, Ohio stores for the dismissal of the lawsuit and for one-half of the premises to be sublet and the balance to be occupied by the Company. Also, a tentative sublease of another Dayton, Ohio store has been reached and the Company and the landlord expect the premises will be occupied by Spring '98.

     A tentative agreement has also been reached with the New York landlord to dismiss the lawsuits as the Company and the landlord pursue potential opportunities to sublet or find alternative uses for the various premises. This agreement involved the payment of past due rent owed the landlord in accordance with the existing lease terms.

     Based on discussions with counsel and other advisors, the continued efforts of the Company to sublet the premises, reserves recorded for store closings and other factors, the Company believes that it has adequately provided for potential liabilities relating to these cases.

Item 2.

                       SUN TELEVISON AND APPLIANCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS
                              ---------------------

The Company recorded a net loss of $6,765,000, or $.39 per share, for the third quarter ended November 29, 1997, compared to a net loss of $4,068,000, or $.23 per share, for the quarter ended November 30, 1996. Total sales declined $54.1 million to $127.9 million for the third quarter this year. Comparable store sales declined 19.4% from $149.5 million for the quarter ended November 30, 1996, to $120.5 million for the quarter ended November 29, 1997. The gross profit percentage rate increased from 23.1% last year to 24.5% this year for the comparable quarter. Selling, general and administrative expenses have decreased $12.1 million dollars due to the decline in sales and store closings, however, the percentage of expense to sales has increased from 26.0% for the quarter ended November 30, 1996 to 27.6% for the quarter ended November 29, 1997.

NET SALES AND SERVICE REVENUES
------------------------------

Net sales and service revenues for the third quarter ended November 29, 1997 were $127,887,000, a decrease of $54,062,000, or 29.7%, from $181,949,000 for the quarter ended November 30, 1996. Net sales and service revenues for the third quarter ended November 29, 1997 includes sales of $1,782,000 from seven stores which were opened in late November 1997. Net sales and service revenues for the third quarter ended November 30, 1996 includes sales of $27,438,000 from nine stores which were closed in early March 1997. In addition, the net sales and service revenues were impacted by the continuing soft retail environment. Sales in most product categories declined with home office products and personal convenience items showing the largest declines. Sales of personal convenience items as a percent to total sales has declined as a result of discontinuing the bedding line and related furnishings.

Net sales and service revenues for the nine months ended November 29, 1997 decreased 29.4% to $343,324,000 from $485,998,000 for the nine months ended November 30, 1996. Net sales and service revenues for the nine months ended November 30, 1996, include sales of $74,332,000 from nine stores which were closed in early March 1997. Comparable store sales for the nine months ended November 29, 1997 decreased $80.0 million to $318.0 million from $398.0 million for the comparable period last year. Again, sales in all major product categories decreased this year versus the prior year with the largest decrease occurring in home office products (36.8%) and personal convenience items (56.9%).

GROSS PROFIT
------------

The gross profit for the third quarter ended November 29, 1997 was $31,320,000, or 24.5% as a percent of sales, compared with $42,107,000, or 23.1% as a percent of sales for the quarter ended November 30, 1996. The increase in margin rate was primarily attributable to the improvement in the personal convenience area as last year's margin rate was negatively impacted by the Company exiting the bedding line and related furnishings. Gross margin on home appliances improved this quarter versus last year's comparable quarter and contributed to the improvement this year.

For the first nine months of this fiscal year, gross profit of $81,323,000, or 23.7% of sales was 31.2%, or $36,894,000, lower than last year's amount of $118,217,000, or 24.3% of sales. The decline in gross profit percentage this year versus last year continues to be attributable to the promotional environment related to new competitors entering our markets as well as a slow down in consumer spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

As a percentage of net sales, selling, general and administrative expenses increased from 26.0% in the third quarter ended November 30, 1996, to 27.6% for the quarter ended November 29, 1997. The overall increase in these expenses as a percent of sales is primarily a result of the decline in sales. Selling, general and administrative expenses declined $12,073,000, or 25.5%, to $35,262,000, due to the store closures in March 1997, and expense reduction programs that have been implemented in response to the soft sales environment. The major declines were in payroll ($6,324,000), advertising ($2,029,000) and home delivery ($818,000).

During the first nine months of this year, selling, general and administrative expenses decreased $31,296,000 to $99,914,000 from $131,210,000. As a percentage of sales, selling, general and administrative expense was 29.1% versus 27.0% with the increase relating to the decline in sales volume for the first nine months of this year versus last year. The major declines were in payroll ($15,974,000), advertising ($7,546,000) and home delivery ($3,076,000).

EXTRAORDINARY LOSS
------------------

During the quarter ended November 29, 1997, the Company recorded a $1,657,000 extraordinary loss related to the early extinguishment of its revolving credit agreement. The extraordinary loss includes certain prepayment costs and legal and other fees and unamortized fees relating to the origination of the old revolving credit agreement. The Company signed a new revolving credit agreement and concurrently entered into a term loan agreement for $25,000,000 at a fixed interest rate of 14.5%. Proceeds from the term loan and new credit agreement were used to repay the outstanding balance on the existing revolving credit agreement.

OTHER INCOME/EXPENSES
---------------------

Interest expense for the quarter ended November 29, 1997 decreased $473,000 compared to the same period in fiscal 1997. The decrease is attributable to the decrease in the average outstanding borrowings this year versus last year's third quarter.

INCOME TAXES
------------

The Company has not reflected any tax benefit for the nine months ended November 29, 1997 as the prior year loss, and the deferred tax assets recorded previously on the books will utilize the tax benefit carrybacks available to the Company. The tax benefits relating to current operating losses will be available to the Company only on a carry forward basis and will be recorded at the time the Company returns to annual profitability.

                               FINANCIAL CONDITION
                               -------------------

The Company's financial condition has been impacted by increased competition in the Company's markets, as well as industry-wide declines in consumer spending. The current ratio is 1.76 for the quarter ended November 29, 1997 compared to
1.83 at March 1, 1997. Inventory has increased by $17,613,000 in preparation for the holiday sales season. The Company received the income taxes refundable of $14,619,000 as of March 1, 1997 in early May 1997. In addition, the Company's liquidity position has improved as a result of its refinancing efforts during the quarter ended November 29, 1997.

The Company plans to remodel select existing stores. In the third quarter of 1997, the Canton store was relocated to a better location and work started on the Findlay store remodel which will increase selling square footage. Minor remodels at other existing stores were also completed in the third quarter. The Company also opened stores in new markets, including Pottsville, Pennsylvania, Frankfort, Alexandria and Owensboro, Kentucky, and Columbus, Indiana, and opened two new stores in the Cincinnati market. The Company also opened three more stores in December in Morristown, Tennessee and Christiansburg and Staunton, Virginia. Five of these stores represent former Steinberg's, Inc. locations acquired in the quarter ended November 29, 1997. The Company estimates capital expenditures for the remainder of the year to be $1,250,000, which includes costs for the new stores, and expects to cover these requirement from cash flow from operations and additional borrowings.

Business Regeneration, LLC (f.k.a. BTS, LLC), a business turnaround service subsidiary of Price Waterhouse, LLP, was retained by the Company in February 1997 to assist in the efforts to return the Company to profitability. Business Regeneration, LLC has assisted in the refinancing of the Company's debt structure, the closure of stores in certain market areas, the sale-leaseback of the distribution center, the initiatives to revitalize markets and the proposals for entering into additional single-store market areas. For the third quarter ended November 29, 1997, the Company has paid $269,000 in fees and expenses to Business Regeneration, LLC. Mr. R. Carter Pate, Chairman, Interim Chief Executive Officer and President of the Company, is a partner of Price Waterhouse, LLP and a principle of Business Regeneration, LLC.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) including, but not limited to, statements regarding future capital expenditures and possible expansion, relocation and remodeling plans contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; ability to find suitable new store sites; and volatility of stock price. Further information concerning factors that could cause actual results to differ materially from those in the forward-looking statements are contained from time to time in the Company's report on Form 10-K for the year ended March 1, 1997 and the Company's reports on Form 10-Q for the quarters ended May 31, 1997 and August 30, 1997.

                           PART II - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 1.   Legal Proceedings

    The Company reached a settlement on September 4, 1997 with the landlord of the warehouse in Ohio, the terms of which included a payment by the Company of $225,000 and the dismissal of the related law suits.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          11. Computation of Net Loss per Common Share

          27. Financial Data Schedule

    (b)   Reports on Form 8-K

          Form 8-K dated as of December 19, 1997 and filed with the Securities and Exchange Commission on December 23, 1997. (Items 4 and 7)

                       SUN TELEVISION AND APPLIANCES, INC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        SUN TELEVISION AND APPLIANCES, INC
                                   (Registrant)




                        By  /s/ John J. Lynch
                            ------------------------------------
                            *John J. Lynch, Interim Chief Financial Officer and
                             Controller




Date:  January 12, 1998




---------------
* Mr. Lynch is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.