Form 10-K405
period 1998-02-28
SUN TELEVISION & APPLIANCES INC
filed 1998-05-29
CIK 874690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended February 28, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $35,735,000 on May 15, 1998.

There were 17,439,202 shares of the Registrant's Common Stock outstanding on May 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

Item                               Table of Contents                                      Page #
----                               -----------------                                      ------

PART I

1.  Business                                                                                  3
2.  Properties                                                                               11
3.  Legal Proceedings                                                                        13
4.  Submission of Matters to a Vote of Security Holders                                      13

PART II

5.  Market for the Registrant's Common Equity and Related Stockholder Matters                14
6.  Selected Financial Data                                                                  15
7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations                                                                            16
7a. Quantitative and Qualitative Disclosures About Market Risks                              21
8.  Financial Statements and Supplementary Data                                              22
9.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure                                                                               38

PART III

10. Directors and Executive Officers of the Registrant                                       38
11. Executive Compensation                                                                   38
12. Security Ownership of Certain Beneficial Owners and Management                           38
13. Certain Relationships and Related Transactions                                           38

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                          39

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; operating losses; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; and volatility of stock price.

PART I

ITEM 1. BUSINESS.

GENERAL

     Sun Television and Appliances, Inc. (the "Company") is a regional specialty retailer of branded consumer electronics, appliances, and home office equipment. The Company operates 58 stores (51 as of February 28, 1998 "fiscal 1998") in Ohio, Pennsylvania, West Virginia, Kentucky, Indiana, Tennessee, Virginia, and New York.

     The Company was founded in Columbus, Ohio in 1949 by Mr. Macy T. Block and his late brother, Mr. Herbert Block. The business was grown locally increasing from one to seven stores in the greater Columbus area. In 1986, the Company was incorporated in Delaware through an acquisition by Block Investors Partnership and ZS Sun L.P. Subsequently, management embarked upon an expansion program into smaller Ohio communities and eventually into major metropolitan markets including Cleveland and Cincinnati, Ohio and Pittsburgh, Pennsylvania. The Company conducted its operations through a wholly owned subsidiary, Sun T.V., Inc. (the "Subsidiary") until July 1994, at which time the Company was reincorporated in Ohio and was merged with the Subsidiary.

     During fiscal 1998, the Company opened twelve new stores, one each in Alexandria, Frankfort, and Owensboro, Kentucky; Columbus, Indiana; Morristown, Tennessee; Staunton and Christiansburg, Virginia; Pottsville, Pennsylvania; Canton and Findlay, Ohio; and two in Greater Cincinnati, Ohio. The Alexandria, Columbus, and Morristown locations, as well as the two stores in Greater Cincinnati, Ohio area, were acquired from Steinberg's, Inc. in connection with their Chapter 11 bankruptcy proceedings. The Canton and Findlay, Ohio locations replaced older, smaller stores. The remaining locations represent rural market stores in line with the Company's current expansion plan that will be discussed in detail later. The Company plans to open up to an additional twenty stores during the fiscal year ending February 27, 1999 ("fiscal 1999"). As of May 22, 1998, the Company has opened four additional rural stores, one each in Marion and Hamilton, Ohio; Lebanon, Pennsylvania; and Richmond, Kentucky, and has reopened three metro market stores in Buffalo, New York.

     During the fiscal year ended March 1, 1997 ("fiscal 1997"), the Company experienced significant declines in its operating performance. As a result, the Company retained Price Waterhouse Business Regeneration Services ("BRS," formerly known as Business Turnaround Services or BTS) to assist the Company with a turnaround plan. As part of this agreement, R. Carter Pate, a Managing Partner with Price Waterhouse, LLP and principal of BRS, joined the Company as Chairman of the Board. In May 1997, the Company announced the resignation of James R. Copitzky as President and Chief Executive Officer and Steven A. Martin as Executive Vice President, Treasurer, and Chief Financial Officer. Additionally, in May 1997, the Company announced the appointment of Mr. Pate as interim President and Chief Executive Officer, named John J. Lynch, interim Chief Financial Officer, and named Dennis L. May, Executive Vice President and Chief Operating Officer. In February 1998, Beth A. Savage was appointed Chief Financial Officer of the Company, and, in April 1998, was appointed Treasurer.

     The Company reacted to its fiscal 1997 results by announcing the closing of nine unproductive stores and implementing substantial reductions in its selling, general, and administrative expenses through corporate re-engineering, headcount reductions, and a refocusing of its workforce. The Company also implemented a new marketing campaign entitled, "Sun Revolves Around You." The campaign, discussed later in more detail, was rolled out in all of the Company's existing markets and has yielded positive responses from the Company's customer base. Positive results have been posted, evidenced by the marked improvement in comparable store sales decline during fiscal 1998.

     As referred to above, in fiscal 1998, the Company announced an aggressive expansion plan calling for up to thirty new stores located in rural or secondary markets that will draw from populations of 100,000 to 150,000. This strategy calls for smaller stores, ranging in size from 16,000 to 23,000 square feet, as compared to the Company's larger metro store locations, ranging in size from 35,000 to 65,000 square feet. The Company believes such rural markets, located within a 400 mile radius of the Company's distribution facility, provide the best opportunity for success since the locations traditionally have lower opening costs and operating expenses. The Company has historically been successful in operating stores in locations meeting similar rural market criteria.

BUSINESS STRATEGY

     The Company offers a broad selection of branded consumer electronics, appliances, and home office products at guaranteed lowest prices. The Company realizes that its customers' satisfaction and loyalty are the key determinants to its long-term success. As such, the Company strives to serve the customers' needs during and after the sale by offering high quality services in addition to its broad selection of merchandise.

     During fiscal 1998, the Company redefined its commitment to customer service through its "Sun Revolves Around You" campaign. It has been well received in the Company's previous markets, and is currently being implemented in all new store openings. The key components of "Sun Revolves Around You" are as follows:

     o   AUTOMATIC PRICE PROTECTION PROGRAM

         The Company's innovative program to guarantee that its customers receive the lowest price on consumer electronics, appliances, or home office products has been a great success with its customers. The program has received local as well as national attention. (The July 7, 1997 issue of Fortune magazine discusses the Company's automatic price protection program in its "Best Practices" section.)

         The Company hired an outside marketing firm to do daily computerized price checks on all of its advertised merchandise and compare such data to its competitors advertisements. If the search finds a product advertised by someone else at a lower price within thirty days from date of purchase, the Company automatically sends its customers a check in the mail. This program exceeds the customers' expectations as compared to other price guarantee programs where the customer has the burden of proof in order to receive a refund for a price difference.

     o   EXTENSIVE TRAINING OF ASSOCIATES

         The Company has implemented extensive training programs to ensure that its associates are more knowledgeable about the Company's products. In addition, the training programs focus on customer service, including exceeding the customers' expectations, and emphasizing that the customers' experience is paramount. Associates now wear uniforms consisting of navy long-sleeve shirts and khaki trousers. The uniforms and customer service training are both a result of the Company's focus groups with customers to identify what the customer likes and wants.

     o   HOME DELIVERY PROGRAM

         The Company brought its home delivery program in-house during fiscal 1998. Previously, the Company used a third-party service company to deliver its products to customers' homes. The change has allowed the Company to offer guaranteed next day deliveries, a pre-call to confirm delivery within 30 minutes, deliveries within a four-hour time frame with professional, trained and uniformed delivery personnel, and full installation and testing of all products along with removal and disposal of the old product.

     o   STORE RELAYS

         The Company has relayed the format of many of its existing stores to make such locations brighter and easier to navigate, with clear signs and easy-to-find items. The goal is to make the shopping experience a pleasant one for all of the Company's customers. This new store format is present in all of the Company's new store openings during fiscal 1998, and will continue to be followed for the Company's additional store openings in fiscal 1999.

     During fiscal 1998, the Company announced a new business strategy to target rural or secondary markets. The Company expects to achieve market dominance by opening a single store in a rural market that will draw from a larger trading area of approximately 100,000 to 150,000. This strategy calls for smaller stores, ranging in size from 16,000 to 23,000 square feet, as compared to the Company's other metro market stores of 35,000 to 65,000 square feet. In addition, the cost of opening and maintaining these rural stores is significantly lower than the Company's traditional superstores. The close geographic proximity of the Company's current markets (all within 400 miles of the distribution facility) provides the Company with significant operating efficiencies.

     The Company opened rural store locations in Pottsville, Pennsylvania, Morristown, Tennessee, Columbus, Indiana, Owensboro, Frankfort, and Alexandria, Kentucky and Christiansburg and Staunton, Virginia during the end of fiscal 1998. In addition, the Company has opened rural stores in Richmond, Kentucky, Lebanon, Pennsylvania, and Marion and Hamilton, Ohio, and three metro market stores in Buffalo, New York during the first quarter of fiscal 1999. In line with its previously announced plans, the Company intends to open up to an additional 13 rural stores in the remainder of fiscal 1999.

MERCHANDISING AND PRODUCT SELECTION

     Pricing

     The Company strives to be the low-price leader in all of its markets. The Company monitors pricing at competing stores on a daily basis through extensive pricing surveys and adjusts its prices as necessary to adhere to this policy and to ensure competitive positioning. The Company does not engage in promotional advertising that emphasizes "sale" pricing, but rather emphasizes its policy of consistent everyday low price leadership. All pricing decisions are made centrally by the Company's buyers, however, store managers are in contact with the buyers concerning necessary price adjustments by location.

     The Company stands behind its low prices with its Automatic Price Protection Program described above. In addition, the Company has a standing policy whereby it will match competitor's prices, refund the difference between prices, or give the customer a full refund if the customer elects to return the goods.

     Products

     The Company offers its customers the convenience of one-stop shopping through a comprehensive selection of high quality, brand name consumer electronic, home appliance, and home office products. The Company offers customers a wide range of price points within each product category, with the greatest depth in moderately priced items. The Company believes that its merchandising strategy, with its emphasis on products which the Company believes represent the best value to its customers, appeals to a wide range of customers and promotes customer loyalty and repeat business.

     As mentioned previously, during fiscal 1998, the Company designed a new and improved store layout that includes better merchandise adjacencies, large and visible signage, and floor displays that highlight each area in the store. The Company believes the new store layout creates an environment in which it is easy to shop and provides the customer with a more pleasant shopping experience.

     The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. Historical percentages may not be indicative of the Company's future product mix.

                  PERCENTAGE OF NET SALES AND SERVICE REVENUES

                                                                                     Fiscal
                                                                     --------------------------------------

                      Product Category                               1998             1997              1996
                      ----------------                               ----             ----              ----
             Television.........................................     23.5%            21.4%             22.1%
             Video(1)...........................................     11.0             11.3              11.1
             Appliances(2)......................................     19.0             17.5              18.7
             Audio(3)...........................................     11.8             14.4               9.1
             Personal convenience(4)............................      4.3              7.1               9.8
             Home office(5).....................................     23.8             21.7              22.6
             Extended service contracts, service
                  revenues and other income(6)..................      6.6              6.6               6.6
                                                                    ------           ------            ------

                                                                    100.0%           100.0%            100.0%
                                                                    ======           ======            ======


---------------

     (1) Includes video recorders and players, camcorders, television/video combination recorders and associated video accessories.
     (2) Includes refrigerators, ranges, freezers, dishwashers, microwave ovens, washing machines and dryers, air-conditioners, dehumidifiers, humidifiers and disposals.
     (3) Includes rack audio systems, receivers, cassette decks, compact disc players, turntables, amplifiers, tuners, equalizers, speakers, headphones, car stereo components, portable radio/cassette and micro-cassette recorders, personal headphone stereos, clock radios and related accessories.
     (4) Includes prerecorded video and audio tapes and compact discs, electronic musical keyboards, telephones, answering devices, cellular phones, fans, other miscellaneous portable electronics, vacuum cleaners, gas grills, housewares and home furnishings.
     (5) Includes computers, computer accessories, software, fax machines, copiers, electronic typewriters and word processors and calculators.
     (6) Includes extended service policies, service repair revenues, parts and labor billings to manufacturers and miscellaneous income.

SUPPLIERS AND PURCHASING

     The Company purchases most of its merchandise directly from the manufacturers. The Company has a staff of six (five buyers and a merchant manager) reporting to the Executive Vice President and Chief Operating Officer. Each buyer has responsibility for specified product categories and is supported by one or more assistant buyers. The Company also employs inventory control managers to assist the buying staff. For fiscal 1998, the Company's largest supplier accounted for less than 10% of sales. The Company does not maintain long-term purchase contracts with suppliers and operates principally on a purchase order basis.

ADVERTISING

     The Company's marketing programs are designed to create an awareness of the Company's comprehensive selection of high quality, brand name merchandise and its lowest price policy. The Company's primary advertising vehicle in each of its markets is local newspaper advertising, supplemented with radio, and cable/broadcast television spots. The Company's newspaper advertising program consists of full-color multiple page inserts and periodic full-page advertisements. To reinforce the Company's low-price leader image, the Company advertises its Automatic Price Protection Program in all of its markets. All print advertisements and media buying are handled internally by the Company's advertising department.

CUSTOMER SERVICE

     Sales Associates

     The Company strives to develop the technical and interpersonal skills of its sales associates to ensure that customers consistently receive knowledgeable and courteous assistance. In this regard, during fiscal 1998, the Company embarked upon a wide-spread retraining of all its sales associates. Specific emphasis was placed on determining the customer's wants and needs and understanding how to best meet these needs. All sales associates now attend frequent in-house training sessions conducted by experienced employees or manufacturers' representatives and receive sales, product and other information in daily manager meetings. Certain sales associates specialize in a particular product category to provide customers with an increased level of technical assistance. These specialized associates are an important part of the Company's "team" selling approach.

     The Company's sales associates are paid on a commission basis. Commissions are determined on the basis of profitability, inventory management and other considerations. The Company also motivates its sales associates by providing opportunities for advancement within the Company.

     Services

     The Company supports its merchandise sales by providing a number of important customer services, including: an established service department offering in-home and carry-in repair services at all store locations; home delivery; optional extended warranty contracts; extensive product instruction; and various sales financing programs.

     Virtually all merchandise purchased from the Company may be returned to any of the Company's stores for repair, whether the product is under manufacturer's warranty, an extended service protection contract or out of warranty. The Company's service facility, located at its distribution center in Columbus, Ohio, is one of the largest service centers in Ohio and has been designated as an authorized service center by most of the Company's suppliers. The Company operates a fleet of trucks, which enables it to provide in-home repair and service for its products. Additionally, the Company utilizes independent contractors where necessary to provide service to certain markets.

     At the time of purchase, each customer may elect to purchase an extended service plan contract, which provides warranty coverage beyond the duration of the manufacturer's warranty. Generally, these plans provide one to five years of extended warranty coverage that helps ensure post-sale customer satisfaction.

     The Company periodically conducts free in-store classes to demonstrate the use and operation of selected merchandise. These classes are particularly useful to customers for newly introduced products and for those products that require some skill in operation, such as video camcorders and personal computers.

     The Company accepts most major credit cards and introduced its own private label credit card in fall 1990. The Company has transferred the credit risk and administration and operations on its private label credit card to third parties. Purchases under installment sales contracts may be arranged by the Company through independent financing companies without recourse to the Company.

STORE OPERATIONS

     All of the Company's stores are located in high visibility, high traffic commercial areas, including free-standing sites and strip shopping centers in major regional shopping areas. Each store has large, readily identifiable signage, easy access from major roads and adequate customer parking. The stores range in size from approximately 16,000 to 65,000 square feet and have an average of 24,000 square feet of selling space. The stores are open seven days and six nights per week, including most holidays.

     The following table indicates the number of stores opened and closed over the past three fiscal years. In fiscal 1998, stores in Canton and Findlay, Ohio were replaced by new stores, which the Company believes will be stronger performing locations.

                                                                              Fiscal
                                                                      ---------------------

                                                                      1998    1997   1996
                                                                      ----    ----   ----
             Number of stores open at beginning of period............  41      46     43

             Number of stores opened during period...................  12       7      5
             Number of stores closed during period...................   2      12      2
                                                                       --      --     --

             Number of stores open at end of period                    51*     41     46
                                                                       ==      ==     ==


             * 58 as of May 15, 1998

     The Company attains store operating efficiencies through comprehensive merchandise, personnel and information controls. Changes in store operating procedures and pricing policies are established by senior management at its headquarters and are disseminated to each store through daily electronic mail messages and weekly manager meetings. The Company has re-evaluated its store level management structure during fiscal 1998. Currently, each store's management structure is in proportion with the size/volume of the store. Four district managers, who report to the Company's Vice President of Field Operations, also supervise store operations.

DISTRIBUTION

     The Company leases approximately 639,000 square feet of an approximately 800,000 square foot facility in Columbus, Ohio. Approximately 582,000 square feet is devoted to warehousing and distribution. All of the Company's stores are located within a 400 mile radius of this facility. The close proximity of the distribution center to the stores allows the Company to make relatively frequent deliveries to each store, enabling the Company to minimize in-store out-of-stocks. The Company believes that its distribution center provides it with significant labor, merchandise and freight savings by consolidating receiving and handling functions and by enabling the Company to purchase in full truckloads from suppliers.

INFORMATION SYSTEMS

     During fiscal 1997, the Company implemented an integrated retail management information system. This system provides management with the information necessary to manage the business more effectively and efficiently. The system provides current inventory levels, and price and volume information by stock keeping unit ("SKU") to allow the Company to better manage its inventory investment. The system also provides vendor analysis, monitors sales and store activity on a daily basis, captures marketing and customer information, tracks productivity by sales associate and controls the Company's accounting operations.

     The host computer is integrated with the Company's PC-based point-of-sale system, which serves as the collection mechanism for all sales activity. The Company's PC-based point of sale system and software are being replaced to provide for efficient and controlled integration in the Company's management information system. This will allow for same-day review of inventory levels and sales by store including SKU, as well as enable management to track merchandise from receipt at the distribution center until time of sale. This capability allows the merchandise staff to confirm delivery of products, to monitor future delivery dates and to improve merchandise selection and product pricing. Some of the Company's existing stores have already been converted to the new point of sale system, however, all stores opened during fiscal 1998 and thus far in fiscal 1999 have the new point of sale system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

SEASONALITY

     The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and service revenues and income from operations are greater during the fall holiday selling season than during other periods of the year. The Company's February fiscal year end, somewhat mitigates broad revenue swings in quarterly reporting. Future quarterly results for the Company may not necessarily follow this pattern due to the timing and number of new store openings and general economic conditions.

COMPETITION

     The Company's business is intensely competitive in all product categories. Competition is based primarily on price, although store location, product selection and service are also significant factors. In general, the Company's competitors include other specialty stores, independent electronics and appliance stores, department stores, warehouse clubs, mass merchandisers, discount stores and catalog showrooms, many of which are national in scope. In the future, there can be no assurance that the Company will not face additional competition in its markets from new or existing competitors.

EMPLOYEES

     As of February 28, 1998, the Company employed approximately 2,900 persons, 2,100 of whom were full-time employees. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company considers its relations with employees to be good.

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

BUSINESS RISKS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider the following important factors, which, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for fiscal 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     Operating Losses. The Company has experienced operating losses of ($26.3) million and ($46.6) million for fiscal 1998 and fiscal 1997, respectively. While management is in the process of implementing the Company's business turnaround plan, there can be no assurance that this plan will be successful and that the Company will be able to avoid operating losses in the future.

     Future Capital Needs; Uncertainty of Additional Financing. The Company anticipates that its financing resources will be sufficient to meet its estimated working capital and capital expenditure requirements both for the short-term and through fiscal 1999. The Company will continue to evaluate all financing alternatives that may be available including public or private debt or equity financings in order to respond to competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current shareholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Competition. The Company encounters intense competition in all product categories and competes with national, as well as local and regional companies. Some of the Company's competitors have greater capital and other resources. In addition, the Company may face additional competition in its markets from new or existing competitors. See "Business - Competition."

     Dependence on Suppliers. The Company is dependent on certain suppliers for delivery of products that contribute significantly to the Company's sales. The Company relies on favorable terms from its suppliers to obtain merchandise, and has no continuing contracts with its suppliers for the purchase of merchandise. While the Company believes that alternative suppliers are available, the loss of a key supplier or the inability to obtain merchandise on terms favorable to the Company could have an adverse effect on the Company's business.

     Product Demand. The presence or lack of new products or product features, as well as the expectation of new product categories that the Company sells has an impact on the Company's business. The timing of the announcement and the introduction of new technology and new products similar to products offered by the Company can have a material adverse affect on the Company's ability to market products currently available from manufacturers and offered by the Company. Sales of merchandise such as that offered by the Company are likely to be affected by adverse trends in the general and regional economies, as well as the availability of consumer credit. In many of the Company's product categories, prices for comparable units have declined each year, a trend that the Company expects to continue.

     Quarterly Fluctuations and Seasonality. Similar to most retailers, the Company's business is seasonal, with revenues and earnings being generally lower during the first half of each fiscal year and greater during the second half of the fiscal year, which includes the holiday selling season. In addition, the Company's working capital needs are seasonal, with the Company's greatest working capital requirements occurring during the second half of each fiscal year. Accordingly, the Company's operating results may be affected by holiday spending patterns, as well as the timing of new store openings and general economic conditions.

     Volatility of Stock Price. The market price of the Company's common stock is subject to significant fluctuations in response to variations in quarterly operating results, as well as numerous other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may affect adversely the market price of the Company's common stock.

ITEM 2. PROPERTIES.

     The following table sets forth data regarding the Company's current store locations:

                                                       Gross          Approximate      Lease
                                       Year           Square            Selling      Expiration
                                      Opened          Footage           Space(1)       Date(2)
                                      ------          -------           --------       -------
Columbus Area Locations:

   Alum Creek Drive                   6/1995           50,100            39,630       6/2025
   Morse Road                        10/1993           65,000            53,426        Owned
   West Broad Street                    1973           19,393            10,808        Owned
   Sawmill Road                      11/1994           60,000            47,463      10/2030
   Brice Road                        11/1991           30,000            22,290      11/2016

Northern Ohio Locations:

   Warren                             9/1991           26,550            15,019        Owned
   Mentor                            10/1991           34,950            23,334      10/2011
   North Olmsted                     10/1991           40,952            27,967      10/2011
   Chapel Hill                       11/1991           25,000            15,393      11/2011
   Parma                             11/1991           26,810            14,492       9/2011
   North Randall                     10/1996           73,128            49,929       9/2026
   Elyria                             7/1992           22,282            15,344       7/2012
   Mayfield Heights                  10/1992           19,450            13,144       7/2007
   Rosemont                          11/1992           25,500            20,410      11/2012
   Boardman                          11/1992           30,080            20,896        Owned

Cincinnati Locations:

   Colerain                          11/1994           56,920            46,463        Owned
   Florence, Kentucky                11/1994           56,920            46,863      10/2030
   Eastgate                           9/1995           48,820            37,872        Owned
   Western Hills                     11/1997           21,239            16,667       3/2014
   Fields Ertel                      11/1997           20,910            15,767       2/2014

Other Ohio Locations:

   Newark/Heath                      10/1996           30,400            23,707      10/2026
   Zanesville                        10/1986           25,600            19,132       6/2015
   Mansfield/Ontario                 11/1986           35,878            24,055        Owned
   Chillicothe                       10/1996           30,400            23,707       9/2021
   Findlay                           10/1987           39,902            26,533      10/2009
   Canton                            11/1989           42,063            31,567      11/2007
   Steubenville                       2/1991           25,035            13,206       2/2011
   Lima                              10/1994           43,100            28,590      10/2030
   St. Clairsville                    9/1995           43,000            27,089        Owned
   Lancaster                         11/1995           40,950            33,552      11/2020

Pittsburgh Area Locations:

   Mars Cranberry                    10/1988           23,000            12,114      10/2004
   West Mifflin Century               7/1989           45,210            31,400       7/2016
   Monroeville                       11/1989           33,547            22,787      11/2009
   McKnight Road                      6/1990           26,820            16,282       6/2010
   Scott Township                     7/1990           20,374            11,997       6/1998
   Robinson Township                 12/1992           22,220            16,742      12/2012

Other Pennsylvania Locations:

   Erie                              12/1992           36,960            25,388        Owned
   Washington                        12/1992           21,000            13,812      10/2007(3)
   Johnstown                          9/1993           30,281            23,384       9/2018
   Pottsville                        11/1997           29,937            20,653       3/2005

West Virginia Locations:

   Beckley                            9/1996           59,267            38,744       9/2019
   Charleston                         6/1996           45,000            34,929       6/2026
   Parkersburg                        3/1993           34,580            22,431       2/2003
   Huntington                        11/1996           30,403            23,937      11/2031

Indiana Location:

   Columbus                          11/1997           21,449            15,440       3/2015

Tennessee Location:

   Morristown                        11/1997           25,551            17,174       2/2011

Virginia Locations:

   Staunton                          12/1997           21,795            16,420       9/2004
   Christiansburg                    12/1997           26,063            17,519       9/2004

Kentucky Locations:

   Frankfort                         11/1997           21,006            16,003      11/2002
   Owensboro                         11/1997           23,858            17,951       5/2005
   Alexandria                        11/1997           16,071            11,842      10/2002

Closed Store Locations(6)
   Salem Mall (Ohio)                 12/1994           40,710                --      12/2009(4)
   Dayton Mall (Ohio)                12/1994           50,000                --      12/2014(4)
   Beavercreek (Ohio)                 3/1996           49,776                --       3/2011(4)
   Henrietta (New York)               9/1993           40,672                --       9/2008(4)
   Greece (New York)                 10/1993           50,000                --      10/2008(4)
   Walden (New York)                 11/1993           40,000                --      11/2008(5)
   Amherst (New York)                12/1993           40,011                --      12/2008(5)
   McKinley (New York)               12/1993           40,000                --      12/2008(5)

---------------------------

(1) Selling space is total square footage less the Company's estimate of space per store not used for selling merchandise.
(2) Includes all renewal options, unless otherwise indicated.
(3) Although this lease has a 15-year term, the lease provides for a buyout, which can be exercised by the landlord at any time after September 1998 if the adjacent tenant desires to acquire additional space.
(4) Lease expiration date is for original lease term.
(5) Reopened in May 1998
(6) During fiscal 1998, the Company sold property located in Springfield, Ohio, that represented the ninth store location closed in fiscal 1997.

     In addition to the properties listed above, the Company owns sites in Cuyahoga Falls and Chillicothe, Ohio. However, the Company does not operate retail stores out of these locations. The Company is still in the process of negotiating with landlords on some of the closed stores during fiscal 1998. Management believes it is likely that such outstanding lease issues will be resolved in fiscal 1999, and that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations.

     On June 30, 1997, the Company completed a sale leaseback transaction on its warehouse, distribution center and corporate office facility. Under the terms of the transaction, the Company sold the property to Duke Realty Limited Partnership for proceeds of $19.9 million and signed an initial 10-year lease on the property with renewal options.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.


MARKET PRICES

     The Company's common stock is traded on the over-the-counter market. The following table sets forth the high and low sales prices of the common stock.

                           Fiscal 1998                 Fiscal 1997
                        ------------------          -------------------
                          High       Low              High        Low
                          ----       ---              ----        ---

          1st Quarter   $2.4375    $1.0625          $5.1875     $3.3125
          2nd Quarter    2.8125     1.7500           5.2500      3.1875
          3rd Quarter    3.4375     2.1875           3.5000      2.3750
          4th Quarter    2.5000     1.5000           4.8750      1.9688


     On May 15, 1998, the last reported sale price for the Company's common stock on the NASDAQ National Market was $2.250 per share. As of May 15 1998, there were approximately 822 holders of record of the Company's common stock.

STOCK LISTING

         Traded:  NASDAQ-NM
         Symbol:  SNTV

DIVIDENDS

     The Company has not paid a dividend since the second quarter of fiscal 1997. The Company paid a quarterly dividend of $.00875 in May and August 1996 and in each quarter of fiscal 1996.

ITEM 6. SELECTED FINANCIAL DATA.

YEARS ENDED FEBRUARY 28, 1998, MARCH 1, 1997, MARCH 2, 1996, FEBRUARY 28, 1995,
                                    AND 1994
       (Amounts in thousands, except number of stores and per share data)

                                            1998          1997            1996(1)        1995          1994
                                            ----          ----            ----           ----          ----
Net sales and
   service revenues.................     $508,065      $683,386         $806,179       $751,883      $575,893
Gross profit........................      117,925       149,714          200,156        191,933       151,188
(Loss) income from operations             (26,331)      (46,608)          14,306         30,749        27,935
Interest expense....................        5,598         5,537            4,675          2,316           440
Net (loss) income before
     extraordinary loss.............      (31,894)      (43,722)           6,591         17,531        16,965
Extraordinary loss..................       (1,657)       (1,619)              --             --            --
Net (loss) income...................      (33,551)      (45,341)           6,591         17,531        16,965
Net (loss) income before
     extraordinary loss per share(2)
     Basic..........................        (1.82)        (2.51)            0.38           1.01          0.99
     Diluted........................        (1.82)        (2.51)            0.38           1.00          0.96
Extraordinary loss per share
     Basic..........................         (.10)         (.09)              --             --            --
     Diluted........................         (.10)         (.09)              --             --            --
Net (loss) income per share
     Basic..........................        (1.92)        (2.60)            0.38           1.01          0.99
     Diluted........................        (1.92)        (2.60)            0.38           1.00          0.96
Working capital.....................       65,080        58,071           95,768         97,937        90,100
Total assets........................      222,355       257,598          285,342        280,005       218,613
Long-term debt......................       58,971        41,007           30,000         30,000            --
Capital lease obligations                  13,895        14,358           14,651         13,070         9,959
Stockholders' equity                       75,141       108,083          153,516        147,232       130,264
Book value per common share(2)               4.31          6.20             8.84           8.52          7.54
Cash dividends per
     common share(2)................           --         .0175             .035           .035          .035
Return on average
     Stockholders' equity...........           NA            NA              4.4%          12.6%         14.0%
Number of common shares
     outstanding at year end(2).....       17,439        17,439           17,364         17,278        17,267
Weighted average shares(2)
     Basic..........................       17,439        17,407           17,291         17,274        17,185
     Diluted........................       17,439        17,407           17,430         17,536        17,669
Number of stores at year end                   51(4)         41(3)            46             43            38

     (1) Beginning March 1, 1995, each fiscal year ends on the Saturday closest to February month end. See Note 1 of "Notes to Financial Statements."
     (2) Adjusted to reflect 2-for-1 stock split, effective July 22, 1993.
     (3) Reflects the closing of nine stores previously announced and which were closed the first week of March 1997.
     (4) 58 as of May 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A weak consumer electronics industry and increased competition in many of its markets have adversely affected the Company's performance over the past two years. As a result of refocused efforts and commitment to its turnaround strategy, the Company reported significantly improved operating results for fiscal 1998 as compared to fiscal 1997. The Company recorded a net loss of ($33.6) million or ($1.92) per share for the fiscal year ended February 28, 1998, as compared to a net loss of ($45.3) million or ($2.60) per share for the fiscal year ended March 1, 1997 and net income of $6.6 million or $0.38 per share for the fiscal year ended March 2, 1996. The following table sets forth the percentage relationship to net sales and service revenues of certain income and expense items:


                                                                                Fiscal
                                                             -------------------------------------------
                                                               1998              1997             1996
                                                               ----              ----             ----
Net sales and service
        revenues..........................................     100.0%            100.0%           100.0%
Cost of sales.............................................      76.8              78.1             75.2
                                                              -------           -------          ------
Gross profit..............................................      23.2              21.9             24.8
Selling, general and
        administrative expenses...........................      28.3              26.2             23.0
Restructuring charge......................................        --               2.4               --
   Amortization of
        intangibles.......................................        .1                .1               .1
                                                              -------           -------          ------
(Loss) income from operations.............................      (5.2)             (6.8)             1.7
Interest income...........................................        --                .1               .1
Interest expense..........................................      (1.1)              (.8)             (.6)
Other ....................................................        --               (.2)              .1
                                                              -------           -------          ------
        (Loss) income before income taxes                       (6.3)             (7.7)             1.3
Income tax (benefit) expense..............................        --              (1.3)              .5
                                                              -------           -------          ------
        Net (loss) income before extraordinary loss             (6.3)             (6.4)             0.8
Extraordinary (loss)......................................       (.3)              (.2)              --
                                                              -------           -------          ------
        Net (loss) income.................................      (6.6%)            (6.6%)            0.8%
                                                              =======           =======          ======


NET SALES AND SERVICE REVENUES

     Net sales and service revenues for fiscal 1998 were $508.1 million, a decrease of $175.3 million (25.7%) from $683.4 million for fiscal 1997. The decrease is attributable to a comparable store decrease of $92.9 million (16.7%) and the closing of nine stores whose revenue for fiscal 1997 totaled $108.3 million. The decrease was offset by a full year's contribution to revenues of six new stores (including three replacement stores) opened during fiscal 1997 and twelve new stores (including two replacement stores) opened in fiscal 1998. The Company opened five stores in secondary or rural markets in connection with its rural market expansion strategy in Pottsville, Pennsylvania; Frankfort, and Owensboro, Kentucky; and Staunton and Christiansburg, Virginia. The Company also opened five stores that were acquired from Steinberg's, Inc. Such stores are located in Columbus, Indiana; Morristown, Tennessee; and Alexandria, Kentucky; as well as two stores in the greater Cincinnati, Ohio area. The remaining two openings in fiscal 1998, Canton and Findlay, Ohio, were replacement stores for older, smaller locations.

     The decline in comparable store sales is attributable to lackluster sales in the consumer electronics industry and reduced selection of new and innovative consumer electronics products. In addition, the Company continued to experience increased competition in many of its markets during fiscal 1998. The decline in sales was reflected in all of the Company's major product categories, however, home office equipment reflected the largest dollar declines, partially as a result of extensive price deflation during fiscal 1998 and fiscal 1997. Television comprised 23.5% of the Company's net sales and service revenues for fiscal 1998, while video was 11.0%, appliances 19.0%, audio 11.8%, personal convenience 4.3%, and home office 23.8%. Television, home office, and appliances percentage of net sales increased as compared to fiscal 1997.

     During fiscal 1995, the Company commenced selling third party extended service policies, in addition to its own extended service policies. The Company also entered into an agreement whereby a third party assumes certain of the Company's extended service policies. The total amount of service revenue recognized by the Company was 6.6% of net sales and service revenues for fiscal 1998, fiscal 1997 and fiscal 1996. The amount of revenues recognized during fiscal 1998 from third party service policies was approximately 2.7% of net sales and service revenues versus 2.5% for fiscal 1997 and 2.8% for fiscal 1996.

     Net sales and service revenues for fiscal 1997 were $683.4 million, a decrease of $122.8 million (15.2%) from $806.2 million for fiscal 1996. The decrease was attributable to a comparable store sales decrease of $168.7 million (22.4%) offset by the opening of seven new stores in fiscal 1997 (including three replacement stores) and a full year's contribution to revenues of the five new stores (including one replacement store) opened in fiscal 1996. The decline in comparable store sales was attributable to increased competition, as well as continuing soft sales in the consumer electronics industry. In January 1997, the Company announced the closing of nine stores in Buffalo and Rochester, New York, and Dayton and Springfield, Ohio. Inventory at these locations was liquidated during the last two months of fiscal 1997. Seven new stores were opened in fiscal 1997 as follows: one each in Beavercreek Chillicothe, Newark, and North Randall, Ohio; and Beckley, Charleston, and Huntington, West Virginia. The Chillicothe, Newark, and North Randall stores were replacement stores for older, smaller locations and the Beavercreek store was closed as part of the Dayton market withdrawal.

GROSS PROFIT

     Gross profit for fiscal 1998 was $117.9 million, a decrease of $31.8 million (21.2%) from the $149.7 million in fiscal 1997. As a percentage of sales, gross profit for fiscal 1998 was 23.2% as compared to 21.9% for fiscal 1997. The significant increase in gross profit percentage was a result of the Company's improved inventory management and product mix in connection with its turnaround strategy and commitment to improved operational efficiencies. Gross profit represents total revenues less the cost of merchandise sold, the cost of parts related to service contracts retained by the Company, and the amounts payable to third parties related to sales of third party service contracts and Company contracts assumed by a third party. The gross profit rate related to service revenues is substantially higher than the gross profit rate applicable to merchandise sales.

     Gross profit for fiscal 1997 was $149.7 million, a decrease of $50.5 million (25.2%) from the $200.2 million in fiscal 1996. As a percentage of sales, gross profit for fiscal 1997 was 21.9%, compared to 24.8% for fiscal 1996. The decline in gross profit percentage was impacted by the liquidation of inventory for the Company's nine closed store locations, as well as fewer available discounts for volume rebates. These factors, combined with the increased competitive environment, resulted in the 2.9% decrease in gross profit percentage for fiscal 1997 versus fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses decreased by $35.3 million (19.7%) to $143.8 million during fiscal 1998 from $179.1 million during fiscal 1997. The decrease is primarily attributable to payroll, advertising and home delivery. The fiscal 1998 fourth quarter selling, general, and administrative expenses included approximately $4.0 million of one-time non-cash adjustments. The charges resulted after an exhaustive financial review and audit of the Company's accounting records. The adjustments were necessary principally to account for uncollectible accounts receivable. Without these charges, the Company's selling, general and administrative expenses for fiscal 1998 would have decreased by $39.3 million from fiscal 1997.

     The Company's selling, general and administrative expenses during fiscal 1997 decreased by $6.3 million (3.4%) to $179.1 million from $185.4 million during fiscal 1996. The decrease was attributable to a reduction in selling payroll costs, partially offset by higher occupancy costs, higher third party service repair costs and higher equipment rental costs for computer and point of sale equipment. The decline in payroll was largely due to the sales decrease this year as most sales associates are commission based. Occupancy costs increased due to the opening of new stores, while the higher third party service repair costs were more than offset by payroll reductions in the service area.

RESTRUCTURING CHARGE

     During fiscal 1997, the Company recorded for two restructuring charges totaling $16.7 million. The Company recorded a charge for $2.0 million during the first quarter for executive management severance pay and the restructuring of the buying, logistics, store and field operations in an effort to clarify accountability, streamline responsibilities and improve operations. In the fourth quarter of fiscal 1997, the Company recorded a $14.7 million restructuring charge primarily relating to the closing of nine stores in the Buffalo and Rochester, New York and Dayton and Springfield, Ohio markets.

     At February 28, 1998, the Company has approximately $2.2 million remaining in the restructuring reserve recorded during the fourth quarter of fiscal 1997. The Company believes this amount is adequate to resolve the outstanding issues concerning closed store locations.

OTHER INCOME/EXPENSE

     Interest expense increased $0.1 million in fiscal 1998 to $5.6 million from $5.5 million in fiscal 1997. This relates to the Company's revolving credit facility closed in November 1997, which had an interest rate of 9.0% as of February 28, 1998, and the Company's $25 million term loan, which has a fixed interest rate of 14.5%. Prior to November 1997, the Company's debt structure consisted of a revolving credit facility with interest of either prime rate +.50% or LIBOR +3.00%.

     Interest expense increased $0.8 million in fiscal 1997 to $5.5 million from $4.7 million in 1996. The increase is attributable to an increase in the average amount borrowed during the year, as well as an increase in the interest rate charged on the borrowings.

     Other income for fiscal 1998 relates to the net gain on the sale of various property and equipment. Other expense for fiscal 1997 included the loss on the sale of certain property and equipment as well as the write-down of a property to be disposed of to its estimated realizable value. Other income for fiscal 1996 represents the net gain on the sale of property and equipment and primarily relates to the sale of the former Sawmill Road location.

EXTRAORDINARY LOSS

     In the third quarter of fiscal 1998, the Company replaced its collateralized revolving credit agreement with a new $100 million revolving credit facility and a $25 million term loan. The new credit agreement provides interest rates of the prime rate +.50% on the revolving credit facility and a fixed rate of 14.5% on the term loan. Deferred financing costs and prepayment costs relating to the previous collateralized revolving credit agreement in the amount of $1,657,000 were written off as an extraordinary item in the third quarter of fiscal 1998.

     In the fourth quarter of fiscal 1997, the Company signed a three year revolving credit agreement that provided for variable interest rate options of LIBOR +3% and prime rate plus .50%. Proceeds from this credit agreement were used to repay the Senior Note holders and the outstanding balance under the Reducing Revolving Loan. In connection with the repayments, the Company incurred certain prepayment costs on the Senior Notes as well as legal and other fees which were reflected as an extraordinary loss in the amount of $1,619,000.

INCOME TAXES

     The Company's effective income tax rate was 0% for fiscal 1998, 16.6% for fiscal 1997 and 40.5% for fiscal 1996. The fiscal 1998 rate reflects the fact that the Company is not currently in an income tax paying position due to its operating losses and that it has provided a valuation allowance for the amount of net deferred tax assets. The rate for 1997 reflects the estimated Federal income tax receivable applicable to the loss incurred this year less the write-off or reserve recorded against the deferred tax assets which are estimated to not be recoverable until the Company returns to profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations and revolving credit lines. During the third quarter of fiscal 1998, the Company entered into a new credit agreement for a $100 million revolving credit facility and a $25 million term loan which provided in excess of $30 million of borrowing availability. In addition, the Company completed a sale/leaseback transaction on its warehouse, distribution and corporate office facility, located in Groveport, Ohio, that yielded cash proceeds of $19.9 million.

     A continuing weak consumer electronics industry, and increased competition in many of its markets, resulted in a net loss of $33.6 million for fiscal 1998. Cash and cash equivalents were reduced to $0 this year from $1.8 million last year and the current ratio was 2.12 as compared to 1.76 for fiscal 1997. Net cash used in operating activities was $34.8 million in fiscal 1998, compared to $6.9 million used in operating activities in fiscal 1997 and $11.1 million provided in fiscal 1996. The increase in cash used in operating activities is primarily attributable to the net loss for the year, as well as the significant decrease in accrued liabilities.

     The Company funded capital expenditures of $9.0 million during fiscal 1998 primarily through the $19.9 million proceeds from the sale/leaseback of its warehouse, distribution and corporate office facility. The capital expenditures included the opening of twelve new stores (two replacement stores) during fiscal 1998. Capital expenditures of $19.7 million in fiscal 1997 were primarily for the seven new stores opened during that year and were funded by the reduction of cash and cash equivalents and proceeds from the disposal of property and equipment. Capital expenditures of $26.8 million in fiscal 1996 were for the completion of the new warehouse, distribution, and corporate office facility and the five new stores (one replacement store) opened during the year. Fiscal 1996 capital expenditures were funded by cash provided by operating activities and proceeds from the sale/leaseback of three stores and the disposal of property and equipment.

     Total assets at February 28, 1998 were $222.4 million, a decrease of $35.2 million (13.7%) from March 1, 1997. Decreases of $5.2 million in inventory, $1.8 million in cash and cash equivalents, $25.9 million in property and equipment, $10.3 million in deferred taxes and $4.3 million in income taxes refundable were partially offset by increases of $6.6 million in trade accounts receivable and $5.1 million in other non-current assets. The decrease in inventory reflects the closing of nine stores, as well as better inventory management. The decrease in cash and cash equivalents reflects the use of funds towards the Company's net loss during fiscal 1998. The decrease in property and equipment reflects the sale-leaseback of the Company's corporate office facility and distribution center. The decrease in income taxes refundable reflects the limit of the Company's applicable net operating loss carry-backs. The decrease in deferred taxes reflects the Company's reserving for deferred tax assets that are not/may not be utilizable due to the Company's uncertainty to produce future income. These decreases were partially offset by the trade accounts receivable increase of $6.6 million attributable to the increased emphasis on installment finance contracts, and the other non-current assets increase of $5.1 million that was attributable to the deferred financing costs on revolving credit and term loan facility.

     Stockholders' equity decreased 30.5% in fiscal 1998 from 1997 reflecting the net loss for the year. The return on average stockholders' equity was negative in fiscal 1998 and 1997, and 4.4% in fiscal 1996.

     In the third quarter of fiscal 1998, the Company replaced its collateralized revolving credit agreement with a new $100 million revolving credit facility and a $25 million term loan, both due February 28, 2000. The new credit facility provides a variable interest rate of prime rate plus .50% and the term loan provides a fixed rate of 14.5%. The credit facility and term loan are collateralized by substantially all of the Company's personal property and owned real property. Proceeds of the new facility and term loan were used to repay the previous collateralized revolving credit agreement. Deferred financing costs and prepayment costs relating to the previous collateralized credit agreement in the amount of $1,657,000 were written off as an extraordinary item in the third quarter of fiscal 1998.

     The Company's primary capital requirements during fiscal 1998 have been for the twelve new stores opened during the year. At the end of fiscal 1998, the Company is continuing its rural market expansion strategy and plans to open up to 20 stores in fiscal 1999. The Company estimates that capital expenditures for these will be approximately $8 to $12 million, depending on the number of stores opened. The Company anticipates funding these expenditures, as well as funding its operating losses, through its existing credit agreement. In addition, the Company is exploring additional financing alternatives to continue to improve the Company's liquidity position and provide additional capital for the opening of additional stores in line with its business strategy.

YEAR 2000

     The Company is in the process of evaluating its information technology infrastructure for compliance with the year 2000 ("Y2K"). During fiscal 1997, the Company installed an integrated retail management system that the Company believes is Y2K compliant. Certain peripheral support software is still being reviewed, and may need to be modified to be compliant.

     The Company does not expect that the cost to be Y2K compliant will be material to its financial condition or results of operations. The costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

     The Company is in the process of obtaining, but does not currently have, complete information concerning the Y2K compliance status of it suppliers and vendors. In the event that any of the Company's significant suppliers or vendors do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected.

NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 31, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of comprehensive income refer to revenue, expenses, gains and losses that previously have been recorded directly in equity.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement adds additional disclosure requirements to facilitate financial analysis and removes certain disclosures no longer considered as useful as in the past. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

     On April 13, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." (SOP 98-5). The SOP requires that costs incurred during start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

FUTURE COMPETITION

     Fiscal 1998 brought competition in the Company's major markets. This was one of many factors that impacted sales volume, gross profit margins and expense rates during fiscal year 1998. The Company was pleased with the results of its new marketing plan announced during fiscal 1998, "Sun Revolves Around You," and is continuing to focus on customer service issues, along with being the low-price leader, to ensure that it will remain highly competitive in its existing markets.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; and volatility of stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                             STATEMENT OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          FOR THE YEARS ENDED
                                                             -----------------------------------------------
                                                             February 28,      March 1,      March 2,
                                                                1998             1997          1996
                                                             ------------      --------      --------
Net sales and service revenues                                $508,065         $683,386      $806,179
Cost of sales......................................            390,140          533,672       606,023
                                                              --------         --------      --------
      Gross profit.................................            117,925          149,714       200,156
Selling, general and administrative expense........            143,763          179,106       185,356
Restructuring charge (Note 10).....................                 --           16,723            --
Amortization of intangibles........................                493              493           494
                                                              --------         --------      --------
      (Loss) income from operations................            (26,331)         (46,608)       14,306
                                                              --------         --------      --------
Other income (expense):
   Interest income.................................                 16              460           549
   Interest expense................................             (5,598)          (5,537)       (4,675)
   Other...........................................                 19             (709)          895
                                                              --------         --------      --------
                                                                (5,563)          (5,786)       (3,231)
                                                              --------         --------      --------
      (Loss) income before income taxes
         and extraordinary loss...................             (31,894)         (52,394)       11,075
Income tax (benefit) expense (Note 6).............                  --           (8,672)        4,484
                                                              --------         --------      --------
      Net (loss) income before extraordinary
      loss........................................             (31,894)         (43,722)        6,591
Extraordinary loss related to early
   extinguishment of debt, net
   of income tax benefit..........................              (1,657)          (1,619)           --
                                                              --------         --------      --------
Net (loss) income.................................            $(33,551)        $(45,341)     $  6,591
                                                              ========         ========      ========
Basic and diluted per share
   amounts:
   (Loss) income before extraordinary
      loss........................................            $  (1.82)        $  (2.51)     $   0.38
   Extraordinary loss.............................                (.10)            (.09)           --
                                                              --------         --------      --------
   Net (loss) income..............................            $  (1.92)        $  (2.60)     $   0.38
                                                              ========         ========      ========
Weighted average shares outstanding:
      Basic.......................................              17,439           17,407        17,291
                                                              ========         ========      ========
      Diluted.....................................              17,439           17,407        17,430
                                                              ========         ========      ========

The accompanying notes are an integral part of the financial statements.

                                  BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



ASSETS                                                                   February 28,            March 1,
                                                                             1998                  1997
                                                                         ------------            --------
Current assets:
  Cash and cash equivalents.......................................         $     --              $  1,828
  Trade accounts receivable, net of allowance
     for doubtful accounts of $475................................           18,186                11,597
  Income taxes refundable.........................................           10,338                14,619
  Merchandise inventory...........................................           92,053                97,253
  Prepaid expenses and other......................................            2,867                 1,679
  Deferred income taxes (Note 6)..................................               --                 7,224
                                                                           --------              --------
    Total current assets..........................................          123,444               134,200
                                                                           --------              --------
Property and equipment, net (Note 2)..............................           78,782               104,719
Deferred income taxes (Note 6)....................................               --                 3,114
Other non-current assets..........................................            6,069                 1,012
Intangible assets.................................................           14,060                14,553
                                                                           --------              --------
    Total assets..................................................         $222,355              $257,598
                                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable........................................         $ 25,221             $  28,492
    Accrued liabilities (Note 9)..................................           20,629                31,604
    Current portion of deferred revenue...........................           12,514                16,033
                                                                           --------              --------
        Total current liabilities.................................           58,364                76,129
                                                                           --------              --------
Capital lease obligations (Note 5)................................           13,895                14,358
Deferred revenue, noncurrent......................................           13,259                18,021
Long-term debt (Note 4)...........................................           58,971                41,007
Other liabilities.................................................            2,725                    --
                                                                           --------              --------
        Total liabilities.........................................          147,214               149,515
                                                                           --------              --------
Commitments and contingencies (Notes 5 and 11)
Stockholders' equity (Note 7):
    Preferred stock, $.01 par value, 500 shares
     authorized, none issued......................................               --                    --
    Common stock, $.01 par value, 30,000 shares
     authorized, 17,439 shares issued
     and outstanding..............................................              174                   174
    Additional paid-in capital....................................           89,089                88,480
    Retained earnings.............................................          (14,122)               19,429
                                                                           --------              --------
        Total stockholders' equity................................           75,141               108,083
                                                                           --------              --------
        Total liabilities and stockholders' equity................         $222,355              $257,598
                                                                           ========              ========

The accompanying notes are an integral part of the financial statements.

                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED FEBRUARY 28, 1998, MARCH 1, 1997, AND MARCH 2, 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                    Additional                             Total
                                        Number                        Paid-In        Retained          Stockholders'
                                       of Shares          Amount      Capital        Earnings             Equity
                                       ---------          ------      -------        --------             ------
Balance, February 28, 1995...........    17,278           $ 173        $87,971        $59,088            $147,232
 Shares issued under stock
     options and restricted stock....        86               1            297              -                 298
 Net income..........................         -               -              -          6,591               6,591
 Cash dividends
      ($0.035 per share).............         -               -              -           (605)               (605)
                                         ------            ----        -------       --------            --------
Balance, March 2, 1996...............    17,364             174         88,268         65,074             153,516
 Shares issued under stock
      options and restricted stock...        75               -            212              -                 212
 Net loss............................         -               -              -        (45,341)            (45,341)
 Cash dividends
      ($0.0175 per share)............         -               -              -           (304)               (304)
                                         ------            ----        -------       --------            --------
Balance, March 1, 1997...............    17,439             174         88,480         19,429             108,083
    Issuance of warrants and stock
    option expense...................         -               -            609              -                 609
 Net loss............................         -               -              -        (33,551)            (33,551)
                                         ------            ----        -------       --------            --------
Balance, February 28, 1998...........    17,439            $174        $89,089       $(14,122)           $ 75,141
                                         ======           =====        =======       =========           ========

The accompanying notes are an integral part of the financial statements.

                             STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              For the Years Ended,
                                                                -----------------------------------------------
                                                                February 28,         March 1,          March 2,
                                                                    1998               1997              1996
                                                                 ---------           ---------         --------
     Cash flows from operating activities
          Net (loss) income                                      $(33,551)           $(45,341)           $6,591
          Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
               Depreciation and amortization                       10,097               9,567             8,059
               Deferred income                                     (8,281)             (5,656)           (1,138)
               Deferred income taxes                               10,338               6,188              (625)
               (Gain) loss on sale of property and equipment          (19)                109              (894)
               Stock options expense                                  242                  --                --
               Restructuring charge                                    --              16,723                --
               Impairment of long-lived assets                         --                 600                --
          Changes in items affecting operations:
               Trade accounts receivable                           (6,589)              6,992               776
               Merchandise inventory                                5,200              17,525             1,404
               Prepaid expenses and other                          (1,188)              1,703            (1,639)
               Other non-current assets                             1,516                  --                --
               Trade accounts payable                              (5,359)              8,392            (1,203)
               Accrued liabilities                                (11,456)             (5,144)            2,347
               Income taxes refundable                              4,281             (18,554)           (2,534)
                                                                 --------            --------           -------
                                                                  (13,595)             10,914              (849)
                                                                 --------            --------           -------
          Net cash (used in) provided by operating activities     (34,769)             (6,896)           11,144
                                                                 --------            --------           -------


     Cash flows from financing activities:
          Cash overdraft                                            2,088                  --                --
          Net borrowings (repayments) under revolving
               credit agreement                                   (10,549)             39,927            23,000
          Repayment of short-term bank credit line borrowing           --                  --                --
          Issuance of long-term debt and common stock warrants     25,000                  --                --
          Repayment of long-term debt                                  --             (30,000)               --
          Reduction of capital lease obligations                     (463)               (293)             (423)
          Issuance of common stock under stock options
               and restricted stock                                     4                 212               298
          Cash dividends on common stock                               --                (304)             (605)
                                                                 --------            --------           -------
          Net cash provided by (used in) financing activities      16,080               9,542              (730)
                                                                 --------            --------           -------


     Cash flows from investing activities:
          Additions to property and equipment                      (9,014)            (19,702)          (26,797)
          Proceeds from sale/leaseback                             19,937                  --            10,446
          Proceeds from disposal of property and equipment          5,938               5,301             2,784
                                                                 --------            --------           -------
          Net cash provided by (used in) investing activities      16,861             (14,401)          (13,567)
                                                                 --------            --------           -------
          Decrease in cash and cash equivalents                    (1,828)            (11,755)           (3,153)
     Cash and cash equivalents, beginning of year                   1,828              13,583            16,736
                                                                 --------            --------           -------
     Cash and cash equivalents, end of year                      $     --            $  1,828           $13,583
                                                                 ========            ========           =======


     Supplemental disclosures of cash flow information:
          Cash paid during the year for:
               Interest                                          $  3,624            $  3,825           $ 2,783
               Income taxes                                           272               3,130             9,148
     Supplemental schedule on non-cash investing and
          financing activities:
               Capital lease obligations                         $     --            $     --           $ 2,004


The accompanying notes are an integral part of the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS

               NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION:
     Pursuant to shareholder approval in July 1994, Sun Television and Appliances, Inc. (the "Company") was reincorporated in the state of Ohio. Subsequently, the Board of Directors of the Company approved the merger of the wholly owned subsidiary into the Company.

     The financial statements include the accounts of Sun Television and Appliances, Inc., and its wholly owned subsidiary through the date of the merger and the accounts of the Company since that date. The Company is a specialty retailer of consumer electronics and home appliances.

     CHANGE IN FISCAL YEAR:
     Effective with the beginning of fiscal 1996, the Company changed its fiscal year end to the Saturday closest to February 28 from a calendar month-end of February. The twelve months ended March 2, 1996 contained 368 days. Fiscal years 1997 and 1998 contained 52 weeks.

     REVENUE RECOGNITION:
     Revenues from the sale of merchandise are recognized at the time that the customer accepts physical possession of the merchandise.

     The Company also sells service contracts that extend beyond the manufacturers' warranty period, usually with terms of coverage (including the manufacturers' warranty period) between 12 and 60 months. Revenues from the sale of service contracts, net of direct selling expenses, are deferred at the time of sale and amortized on a straight-line basis over the lives of the contracts, in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." In fiscal 1994, the Company entered into an agreement with a subsidiary of an insurance company under which the insurance company subsidiary assumes, for a specified fee (which is remitted over the term of the contract), certain extended service contracts purchased by customers of the Company.

     In addition, the Company sells extended service policies concerning specific products that are sold by the Company on behalf of unrelated third parties. Commission revenue is recognized at the time of sale.

     ADVERTISING EXPENSE:
     The advertising expenses for February 28, 1998, March 1, 1997, and March 2, 1996 were $22,467,000, $31,216,000 and $31,239,000, respectively.
     Advertising expenses incurred during the year are expensed at the time the promotion first appears in the media or in the stores.

     MERCHANDISE INVENTORY:
     Inventory is valued at the lower of most recent cost or market at the balance sheet date that approximates cost using the first-in, first-out
     (FIFO) method.

     PRE-OPENING EXPENSES:
     Costs of opening new stores are capitalized and amortized on a straight-line basis over the twelve-month period following the store opening.

     IMPAIRMENT OF LONG-LIVED ASSETS:
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     The excess purchase price is being amortized over 40 years on a straight-line basis. Total accumulated amortization of intangible assets was $5,674,000 at February 28, 1998 and $5,181,000 at March 1, 1997.

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

     EARNINGS PER SHARE:
     For fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The computation of basic earnings per common share for fiscal years 1998, 1997, and 1996 is based on the weighted average number of outstanding common shares during the period. Diluted earnings per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain shares subject to stock options.

     FINANCIAL INSTRUMENTS:
     Cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payable, accrued liabilities, and other liabilities are financial instruments for which the carrying amount approximates fair value because of the short maturity of these instruments.


     The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's long-term debt is as follows (in thousands):

                                                                             1998             1997
                                                                            -------          -------
          Revolving credit agreement (9.00% at February 28, 1998
               and 8.75% at March 1, 1997,) due February 28, 2000
                              Carrying amount                               $34,307          $41,007
                                                                            =======          =======
          14.5% term loan, due February 28, 2000
                              Carrying amount                               $24,664          $    --
                                                                            =======          =======
                              Fair value                                    $58,971          $41,007
                                                                            =======          =======


     The carrying value of the term loan approximates fair value due to the recent issuance.

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

RECLASSIFICATIONS:
     Certain prior year amounts have been reclassified to conform to the current year presentation.

                         NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists of the following (in thousands):

                                                                       1998              1997
                                                                      -------           ------
Land............................................................     $ 10,975         $ 15,032
Buildings.......................................................       23,536           46,592
Leasehold improvements..........................................       21,375           16,877
Furniture, fixtures and equipment...............................       39,501           36,529
Vehicles........................................................        1,338            1,442
Capital lease-buildings.........................................       15,754           15,754
                                                                     --------         --------
                                                                      112,479          132,226
   Less accumulated depreciation and
     amortization...............................................       33,697           27,507
                                                                     --------         --------
                                                                     $ 78,782         $104,719
                                                                     ========         ========


     Depreciation and amortization, which includes the amortization of capital leases, is recognized on the straight-line method in amounts adequate to allocate costs over the following estimated useful lives: Buildings, 30 to 39 years; capital leases, 15 to 20 years; leasehold improvements, 5 to 20 years; furniture, fixtures and equipment, 3 to 7 years; and vehicles, 3 years. Accumulated amortization related to capital leases was $3,725 and $2,972 at February 28, 1998 and March 1, 1997, respectively.

     Expenditures for maintenance, repairs and minor renewals are charged to operating expenses as incurred; major renewals and betterments are capitalized. Disposals are removed from the asset and accumulated depreciation or amortization accounts, and any profit or loss from disposition is included in operations.

                       NOTE 3 - RELATED PARTY TRANSACTIONS

     During the fourth quarter of fiscal 1994, the Company entered into an agreement with a wholly-owned subsidiary of a publicly held corporation pursuant to which the wholly-owned subsidiary assumed certain extended service contracts purchased by customers of the Company. A director of the Company has a financial interest in the publicly held corporation. The extended service contract payable included in Note 9 represents the amounts due in connection with this agreement.

                             NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                             1998             1997
                                                                            -------          -------
          Revolving credit agreement (9.00% at February 28, 1998
               and 8.75% at March 1, 1997,) due February 28, 2000
                              Carrying amount                               $34,307          $41,007
                                                                            =======          =======
          14.5% term loan, due February 28, 2000
                              Carrying amount                               $24,664          $    --
                                                                            =======          =======
                              Fair value                                    $58,971          $41,007
                                                                            =======          =======


     During the quarter ended November 29, 1997, the Company replaced its collateralized revolving credit agreement with a new revolving credit agreement due February 28, 2000, and a $25,000,000 term loan due February 28, 2000. The new revolving credit agreement and the term loan are collateralized by substantially all of the Company's inventory, personal property, and mortgages on owned real estate. The Company may borrow up to a maximum of $100,000,000 on its new revolving credit facility depending on inventory and receivable levels. The revolving credit and term loan agreements include three primary covenants: minimum EBITDA requirements, minimum inventory requirements, and maximum capital expenditures. In addition, the Company is restricted from paying dividends. The Company is in compliance with all of the covenants of its debt agreements. The daily cash receipts of the Company will pay down the line of credit, while daily disbursements will become draws on the line of credit. Costs relating to obtaining the new revolving credit agreement and term loan in the amount of $6,573,000 have been deferred and will be amortized to interest expense over the term of the revolving credit agreement and term loan. Deferred financing costs and prepayment costs relating to the collateralized revolving credit agreement in the amount of $1,657,000 were written off as an extraordinary item in the third quarter. The Company must pay a quarterly fee of 0.375% percent on the unused portion of the revolving credit facility.

     In connection with the new financing, the Company has issued to the lenders a warrant to purchase up to 400,000 shares of common stock at a price of $2.50 per share. A fair value of approximately $363,000 has been allocated to the warrant. The resulting debt discount will be amortized to interest expense over the life of the term loan. The warrant may be exercised in part and will expire upon full exercise or one year after the maturity of the term loan.

     In the fourth quarter of fiscal 1997, the Company retired the reducing revolving credit notes and the senior notes, replacing both credit facilities with one collateralized revolving credit agreement. The revolving agreement had a term of three years, was due February 28, 2000, and was collateralized by inventory and receivables. The Company could borrow up to a maximum of $100,000,000, depending primarily on inventory levels. Interest on borrowings would be prime rate +.50% or LIBOR +3.00%, depending on how the Company chose to borrow funds. The daily cash receipts of the Company paid down the line of credit. The most restrictive covenant detailed the granting of liens on most of the Company's current assets. In addition, the Company was restricted on the payment of dividends to a maximum of $750,000 per year.

                                 NOTE 5 - LEASES

     The Company leases store and distribution sites and equipment under various capital and operating leases.

     The Company's required payments for the next five years and in the aggregate on capital lease obligations outstanding at February 28, 1998 are as follows (in thousands):

                Year Ending
                -----------
                  1999                                                                     $2,005
                  2000                                                                      2,082
                  2001                                                                      2,116
                  2002                                                                      2,133
                  2003                                                                      2,146
                  Thereafter                                                               16,422
                                                                                           ------

                  Net minimum lease payments under capital leases                          26,904
                  Less amount representing interest                                        12,546
                                                                                           ------
                  Present value of net minimum lease payments under
                  capital leases                                                           14,358
                  Less current portion                                                        463
                                                                                          -------
                  Total long-term capital lease obligations                               $13,895
                                                                                          =======

     The Company leases store and distribution sites and equipment under various leases classified as operating leases. The store leases expire from June 1998 to November 2031. The equipment leases expire on various dates through March 2002. Certain leases contain renewal options for periods from five to fifteen years. Rent expense was $13,898,000, $13,217,000, and $10,485,000, for the years ended February 28, 1998, March 1, 1997, and March 2, 1996, respectively.

     In the third quarter of fiscal 1998, the Company completed a sale-leaseback transaction on its warehouse, distribution and corporate office facility. Under the terms of the transaction, the Company sold the property for $20 million less transaction costs, and signed an initial 10-year lease on the property with renewal options.

     At February 28, 1998, future minimum lease payments for all non-cancelable leases and lease commitments with terms in excess of one year are as follows (in thousands):

                                     Property        Equipment
         Year Ending                  Leases           Leases          Total
         -----------                  ------           ------          -----
            1999                     $ 13,559          $1,832        $ 15,391
            2000                       13,543           1,489          15,032
            2001                       12,961           1,068          14,029
            2002                       12,281             460          12,741
            2003                       12,069              34          12,103
           Thereafter                  68,476              --          68,476
                                     --------          ------        --------
                                     $132,889          $4,883        $137,772
                                     ========          ======        ========

                              NOTE 6 - INCOME TAXES

     The (benefit) provisions for income taxes are as follows (in thousands):

                                         1998            1997        1996
                                      ---------        ---------    -------
         Current taxes:
            Federal                   $ (10,338)       $(14,860)    $4,323
            State and local                  --              --        786
                                      ---------        ---------    -------
                  Total                 (10,338)        (14,860)     5,109
         Deferred taxes                  10,338           6,188       (625)
                                      ---------        ---------    -------
                                      $      --        $ (8,672)    $4,484
                                      =========        =========    =======

     The (benefit) provisions for income taxes as reported are different from the tax provisions computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

                                                            1998           1997           1996
                                                            ----           ----           ----
          Federal income tax at statutory rate              -35.0%         -35.0%         35.0%
          Goodwill amortization not deductible for
               tax purposes                                   0.3            0.2           1.0
          State and local taxes, net of federal
               income tax benefit                              --             --           4.4
          Deferred tax valuation allowance                   34.0           14.3            --
          Write-off deferred tax                               --            2.7            --
          Other, net                                          0.7            1.2            0.1
                                                             ----           ----          ----
                                                              0.0%         -16.6%          40.5%
                                                             ====           ====          ====

     Deferred taxes result from temporary differences between the financial statement and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets (liabilities) as of February 28, 1998, and March 1, 1997 were as follows (in thousands):

                                                                            1998           1997
                                                                            ----           ----
         Deferred tax assets:
            Deferred revenue on service contracts.............             $9,020        $12,284
            Restructuring accruals............................                748          5,730
            Excess of tax over book inventory valuation.......              2,475          1,953
            Net operating loss and alternative minimum tax
                  carry forwards..............................              6,637          1,643
            Capital leases and leasehold improvements.........              1,473          1,280
            Other ............................................              1,600             --
                                                                          -------        -------
         Subtotal.............................................             21,953         22,890
         Valuation allowance..................................            (18,699)        (7,865)
                                                                          -------        -------
            Total gross deferred tax assets...................              3,254         15,025
                                                                          -------        -------

         Deferred tax liabilities:
            Accelerated depreciation..........................             (1,286)        (1,374)
            Other.............................................             (1,968)        (3,313)
                                                                          -------        -------
              Total gross deferred tax liabilities............             (3,254)        (4,687)
                                                                          -------        -------

              Net deferred tax asset..........................            $    --        $10,338
                                                                          =======        =======

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance of $18,699,000 as of February 28, 1998.

     Net deferred tax assets of approximately $1,500,000 for New York and Ohio were written off in 1997, since the Company had ceased operations in the state of New York and it is considered remote that the Company will be a net income taxpayer in Ohio in the immediate future.


                          NOTE 7 - STOCKHOLDERS' EQUITY

     During the year ending February 28, 1995, the Board of Directors and Shareholders approved an amendment to the 1991 Stock Option Plan ("Plan") under which the Company may grant options to key employees for the purchase of up to 2,500,000 shares of common stock. During the year ending February 28, 1998, the Board of Directors and Shareholders approved an amendment to the Plan to increase the number of shares of common stock issuable upon the exercise of stock options under the Plan from 2,500,000 shares to 3,000,000 shares. The following is a summary of stock option activity for the last three fiscal years:

                                                                       Number of          Weighted Average
                                                                         Shares            Exercise Price
                                                                         ------            --------------
         Outstanding at February 28, 1995......................        1,071,117               $7.45
         Granted...............................................          848,000                4.47
         Exercised.............................................          (36,376)               1.60
         Cancelled.............................................         (132,668)               8.24
                                                                       ---------               -----

         Outstanding at March 2, 1996..........................        1,750,073                6.07
         Granted...............................................          907,500                2.97
         Exercised.............................................          (75,316)               1.60
         Cancelled.............................................         (891,757)               6.60
                                                                       ---------               -----

         Outstanding at March 1, 1997..........................        1,690,500                4.32
         Granted...............................................          812,500                2.32
         Exercised.............................................               --                  --
         Cancelled.............................................         (753,960)               4.14
                                                                       ---------               -----
         Outstanding at February 28, 1998......................        1,749,040               $3.45
                                                                       =========               =====


     For the options granted at $1.60 per share, compensation expense, representing the difference between the option price and the fair value at the date of grant, was accrued over the three-year vesting period. All subsequent option grants were at fair market value. Options are generally exercisable over a period of from one to ten years from the date of grant. As of February 28, 1998, options for 591,040 shares were exercisable and 1,749,040 shares of common stock were reserved for outstanding options. As of March 1, 1997, options for 498,194 shares were exercisable and as of March 2, 1996, options for 561,059 were exercisable over a period of from one to ten years from the date of grant. The Company had 679,867 shares available for grant at February 28, 1998 and 220,334 and 236,083, at March 1, 1997 and March 2, 1996, respectively.

     The following table summarizes stock options outstanding and exercisable at February 28, 1998:

                                           Options Outstanding                                      Options Exercisable
                           --------------------------------------------------------         ------------------------------------
                                                  Weighted
                                                   Average
                                                  Remaining            Weighted                                    Weighted
       Range of              Options           Contractual life         Average               Options               Average
    Exercise prices        Outstanding            (in yrs.)          Exercise Price         Exercisable          Exercise Price
    ---------------        -----------            ---------          --------------         -----------          --------------

       $1.60                 32,584                 2.8                  $1.60                 32,584                $1.60

   $1.69 - $2.73          1,199,000                 9.3                  $2.41                132,167                $2.59

   $3.67 - $4.94            303,292                 7.2                  $4.58                212,125                $4.59

       $6.19                 92,664                 3.8                  $6.19                 92,664                $6.19

   $8.25 - $10.25           121,500                 6.4                  $9.31                121,500                $9.31
                           --------                 ---                  -----                -------                -----

                          1,749,040                 8.3                  $3.45                591,040                $5.20


     Prior to fiscal year 1997, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 permits continued use of APB Opinion No. 25 and providing pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                                                         1998            1997            1996
                                                                         ----            ----            ----

          Net (loss) income - pro forma (in thousands)                 ($33,968)       ($45,841)       $6,416
          Net (loss) income per common share - pro forma                 ($1.95)         ($2.63)        $0.37
          Weighted average fair value of options granted                  $1.13           $1.36         $2.07


     The weighted average fair value of options granted in fiscal 1998, 1997 and 1996, indicated above, was determined using the Black-Scholes option-pricing model using the following assumptions:

   Assumptions                                                           1998            1997            1996
   -----------                                                           ----            ----            ----
   Annualized dividend yield                                             0.0%            0.0%            0.0%
   Common stock price volatility                                        47.6%           48.7%           48.7%
   Weighted average risk-free interest rate                             5.94%           6.28%           5.45%
   Expected option term (in years)                                         5               5               5

     In February 1997, the Company retained Business Regeneration Services, LLC (BRS, formerly known as Business Turnaround Services), a subsidiary of Price Waterhouse, Inc. to assist the Company in its turnaround efforts. As part of this agreement, the Company granted to BRS a stock option for 500,000 shares of common stock at an option price of $2.1875, the fair market value at date of grant. The options are exercisable as follows: (a) 250,000 shares whenever the price per share shall reach $4.50 and stay at or above that level for sixty (60) or more consecutive days, (b) 500,000 shares whenever the price per share shall reach $7.00 and stay at or above that level for sixty (60) or more consecutive days; or (c) 500,000 shares upon Mr. Pate's termination as a member of the Board of Directors after August 11, 1997. This grant was treated as a non-employee stock option and the Company recognized $182,000 of expense in 1998 and $8,000 of expense in 1997. In determining the expense, the Company used the Black-Scholes option pricing model with the following assumptions: (1) annualized dividend yield of 0%; (2) common stock price volatility of 48.7%; (3) risk-free interest rate of 6.14%; and (4) an expected term of 4.5 years. The fair value of the options granted was $1.04 per option.

     In addition, 150,000 stock options were approved in January 1998 for BRS at an option price of $1.844, the fair market value at the date of grant. These options were granted outside the Company's 1991 Stock Option Plan and vested immediately upon their issuance to BRS. This has been treated as a non-employee stock option and the Company recognized $60,000 of expense in 1998. In determining the expense recorded for 1998, the Company used the Black-Scholes option pricing model with the following assumptions: (1) annualized dividend yield of 0%; (2) common stock price volatility of 47.6%; (3) risk-free interest rate of 5.80%; and (4) an expected term of one year. The fair value of the options granted was $0.40 per option.


                       Note 8 - Employee Retirement Plan


     The Company has a defined contribution 401(k) plan, which covers substantially all of the employees of the Company. Contributions and costs are generally determined as a percentage of the covered employee's annual salary. The Company may, at its discretion, make matching contributions to the plan. Expense for the plan totaled $72,000, $134,000, and $150,000, for the years ended February 28, 1998, March 1, 1997, and March 2, 1996, respectively.


                          Note 9 - Accrued Liabilities


     Accrued Liabilities consists of the following:

                                                            1998           1997
                                                            ----           ----
               Extended service contract payable
                   (principally to related party)         $ 1,214        $ 8,763
               Restructuring charge                         2,173         10,580
               Payroll and payroll taxes                    2,195          3,490
               Sales tax payable                            2,215          2,459
               Customer liabilities                         5,819          1,079
               Other                                        7,013          5,233
                                                          -------        -------
               Accrued liabilities                        $20,629        $31,604
                                                          =======        =======

                         NOTE 10 - RESTRUCTURING CHARGE

     During fiscal 1997, the Company recorded restructuring charges totaling $16.7 million ($10.9 million after tax or $0.62 per share) to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. This restructuring charge includes $12.3 million for the write-down of property and equipment, settlement of lease obligations, legal fees and real estate commissions relating primarily to the closing of nine stores, $2.4 million for severance and benefit costs of approximately 1,000 full time personnel and $2.0 million for professional and consulting fees. The closed stores were in Buffalo (3) and Rochester (2), New York and Dayton (3) and Springfield (1), Ohio, markets from which the Company decided to withdraw. In fiscal 1997, the nine stores had sales of $108.3 million versus $124.1 million for fiscal 1996.

     The balance of $2.2 million at February 28, 1998, which is included in Accrued Liabilities on the balance sheet, is expected to be settled during fiscal 1999.


                     NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Sun Television and Appliances, Inc.:

We have audited the accompanying balance sheet of Sun Television and Appliances, Inc. (the Company) as of February 28, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Sun Television and Appliances, Inc. as of March 1, 1997 and March 2, 1996, were audited by other auditors whose report thereon dated May 5, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Sun Television and Appliances, Inc. as of February 28, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit for the year ended February 28, 1998, was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the Schedule II for the year ended February 28, 1998, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for the year ended February 28, 1998.

The report of the other auditors referred to above, dated May 5, 1997, stated that the supplementary information for the years ended March 1, 1997 and March 2, 1996, included in Schedule II, was subjected to auditing procedures applied in their audits of the basic financial statements and, in their opinion, was fairly stated in all material respects in relation to the basic financial statements, taken as a whole.


                                                  /s/ KPMG Peat Marwick LLP
                                                  KPMG PEAT MARWICK LLP


Columbus, Ohio
April 29, 1998

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and service revenues and income from operations are greater during the Christmas season than during other periods of the year. The Company's February fiscal year end, however, mitigates broad revenue swings in quarterly reporting. Future quarterly results for the Company may not necessarily follow this pattern due to the timing and number of new store openings and general economic conditions. The following table sets forth summarized quarterly financial results for fiscal 1998 and 1997 (in thousands, except per share data):

FISCAL 1998

                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------------
                                                          May 31,       August 30,       November 29,    February 28,
                                                           1997            1997              1997            1998
                                                         --------       ----------       ------------    ------------
Net sales and service revenues..................         $104,995         $110,441         $127,887        $164,742
Gross profit....................................           23,081           26,921           31,320          36,603

(Loss) before extraordinary loss................          (10,154)          (6,747)          (5,108)         (9,885)
Extraordinary loss related to early
     extinguishment of debt, net of income
     tax benefit................................               --               --           (1,657)             --
Net (loss)......................................          (10,154)          (6,747)          (6,765)         (9,885)
Net (loss) per share before extraordinary loss..         $   (.58)        $   (.39)        $   (.29)       $   (.57)
Net (loss) per share............................         $   (.58)        $   (.39)        $   (.39)       $   (.57)

The Company recorded approximately $5.1 million of one-time non-cash adjustments during the fourth quarter of fiscal 1998 to account primarily for uncollectible accounts receivable.

FISCAL 1997

                                                                           THREE MONTHS ENDED
                                                         ---------------------------------------------------------
                                                         June 1,        August 31,       November 30,     March 1,
                                                           1996            1996              1996           1998
                                                         --------       ----------       ------------     --------

Net sales and service revenues..................         $153,659       $150,389           $181,949       $197,389
Gross profit....................................           37,157         38,952             42,107         31,498

(Loss) before extraordinary loss................           (4,588)        (2,561)            (4,068)       (32,505)
Extraordinary loss related to early
     extinguishment of debt, net of income
     tax benefit................................               --             --                 --         (1,619)
Net (loss)......................................           (4,588)        (2,561)            (4,068)       (34,124)
Net (loss) per share
before extraordinary loss.......................         $   (.26)      $   (.15)          $   (.23)      $  (1.87)
Net (loss) per share............................         $   (.26)      $   (.15)          $   (.23)      $  (1.96)

The Company recorded a $14.7 million restructuring charge in the fourth quarter of fiscal 1997, primarily relating to the closing of nine stores in the Buffalo and Rochester, New York and Dayton and Springfield , Ohio markets. Also in the fourth quarter of fiscal 1997, the Company recorded an extraordinary loss in the amount of $1,619,000 for prepayment costs on the Senior Notes and legal and other fees incurred in connection with the repayment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 19, 1997, the Company replaced Coopers & Lybrand LLP ("Coopers & Lybrand") as its principal accountant. For the past two fiscal years, the reports of Coopers & Lybrand did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to replace Coopers & Lybrand was approved by the Audit Committee of the Company's Board of Directors. The Audit Committee based its decision on the fact that Price Waterhouse LLP and Coopers & Lybrand have announced merger plans and R. Carter Pate, the Company's Chairman of the Board, President and Chief Executive Officer is a partner of Price Waterhouse LLP and a principal of BRS, LLC, a subsidiary of Price Waterhouse LLP.

In connection with the audits of the Company's financial statements for each of the fiscal years ending March 1, 1997 and March 2, 1996 and in the subsequent interim period preceding Cooper & Lybrand's replacement, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Coopers & Lybrand would have caused Coopers & Lybrand to make reference to the matter in their report.

On December 19, 1997, the Company engaged as its new principal accountant KPMG Peat Marwick LLP. During the two most recent fiscal years and through the date of their appointment, the Company has not consulted with KPMG on matters of the type contemplated by Item 304(a)(2) of Regulation S-K.

The Company has requested that Coopers & Lybrand furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements set forth above. A copy of that letter, dated December 23, 1997, is filed as Exhibit 16.1 to this Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                   Form 10-K
                                                                                                      Page
                                                                                                   ---------

Schedule II -- Valuation and Qualifying Accounts.......................................                42

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)      Exhibits:

EXHIBIT                   EXHIBIT
NUMBER                  DESCRIPTION


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

10(a) Credit Agreement, dated as of September 13, 1994, among the Registrant, National City Bank, Columbus, The Huntington National Bank, and National City Bank, Columbus, as Agent. (Reference is made to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995, and incorporated herein by reference.)

10(b) Purchase Agreement dated as of September 15, 1994, among the Registrant and the Purchasers named in Schedule 1 thereto with respect to $30,000,000 principal amount of 8.18% Senior Notes due August 31, 2004. (Reference is made to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995, and incorporated herein by reference.)

10(c) Indemnification Agreement, dated as of July 18, 1994, between the Registrant and Thomas Epstein. (Reference is made to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995, and incorporated herein by reference.)

10(d) Information concerning Indemnification Agreements substantially similar to Exhibit 10(d). (Reference is made to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1995, and incorporated herein by reference.)

10(e) 1991 Stock Option Plan. (Reference is made to Exhibit 4(a) to the Registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-8 (Registration No. 33-44932), and incorporated herein by reference.)

10(f) First Amendment to Purchase Agreement dated as of May 31, 1996, among the Registrant and Teachers Insurance and Annuity Association of America with respect to $30,000,000 principal amount of 8.18% Senior Notes due August 31, 2004. (Reference is made to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 1, 1996, and incorporated herein by reference.)

10(g) Third Modification of Credit Agreement, dated as of May 31, 1996, among the Registrant, National City Bank of Columbus, The Huntington National Bank, and National City Bank of Columbus, as Agent. (Reference is made to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 1, 1996, and incorporated herein by reference.)

10(h) Revolving Credit Agreement, dated as of December 19, 1996, among the Registrant, various lenders participating thereto, The CIT Group/Business Credit, Inc., as Agent, and National City Commercial Finance, Inc., as Co-Agent. (Reference is made to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1996, and incorporated herein by reference.)

10(i) Letter Agreement, dated as of February 11, 1997, between the Registrant and BTS LLC, a subsidiary of Price Waterhouse LLP. (Reference is made to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

10(j) Amendment to Letter Agreement, dated as of June 17, 1997, between the Registrant and BTS LLC, a subsidiary of Price Waterhouse LLP. (Reference is made to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.)

10(k) Mortgage Deed, Security Agreement, and Assignment of Leases and Rents, dated as of April 2, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as agent. (Reference is made to Exhibit 10(o) of the Registrant's Annual Report on Form 10-K for the year ended March 1, 1997, and incorporated herein by reference.)

10(l) First Amendment Agreement, dated as of January 28, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as Administrative Agent and National City Commercial Finance, Inc. as Co-Agent and IBJ Schroder Bank & Trust Company. (Reference is made to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K/A No. 1 for the year ended March 1, 1997, and incorporated herein by reference.)

10(m) Second Amendment Agreement, dated as of March 10, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as Administrative Agent and National City Commercial Finance, Inc. as Co-Agent and IBJ Schroder Bank & Trust Company. (Reference is made to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K/A No. 1 for the year ended March 1, 1997, and incorporated herein by reference.)

10(n) Third Amendment Agreement, dated as of April 3, 1997, between the Registrant and The CIT Group/Business Credit, Inc., as Administrative Agent and National City Commercial Finance, Inc. as Co-Agent and IBJ Schroder Bank & Trust Company. (Reference is made to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K/A No. 1 for the year ended March 1, 1997, and incorporated herein by reference.)

10(o) Sale and Leaseback of 6600 Port Road, Groveport, Franklin County, Ohio with Duke Realty, dated June 27, 1997. (Reference is made to 8-K Filing of Registrant dated July 9, 1997).

10(p)    *        Revolving Credit Facility, dated as of November 19, 1997,
                  among the Registrant, various lenders participating thereto, BankBoston Retail Finance, Inc., as Agent.
                  ("Loan and Security Agreement).

10(q)    *        Term Loan and Security Agreement, dated as of November 19,
                  1997, among the Registrant and BankBoston Retail Finance,
                  Inc., as Agent ("Term Loan and Security Agreement")

10(r)    *        First Amendment to Loan and Security Agreement, dated December
                  31, 1997 between Registrant and BankBoston Retail Finance,
                  Inc., as Agent.

10(s)    *        Second Amendment to Loan and Agreement, dated May 26, 1998, between Registrant and BankBoston Retail Finance, Inc., as
                  Agent.

10(t)    *        Severance Agreement, dated October 22, 1997, between
                  Registrant and Dennis L. May.

10(u)    *        Employment Agreement, dated February 12, 1998, between
                  Registrant and Beth A. Savage.

11       *        Statement re: Computation of Net (Loss) Income Per Common
                  Share.

16.1 Letter dated December 23, 1997 from Coopers & Lybrand LLP, Registrant's certifying accountant. (Reference is made to Exhibit 16.1 to the Current Report on Form 8-K, dated December 19, 1997, and incorporated herein by reference.)

23.1     *        Consent of KPMG Peat Marwick LLP.

23.2     *        Consent of Coopers & Lybrand LLP.

24       *        Powers of Attorney.

27       *        Financial Data Schedule.

* Filed with this Report.

(b)           REPORTS ON FORM 8-K
              December 23, 1997 8-K Filing - Appointment of KPMG Peat Marwick July 9, 1997 8-K Filing - Sale/Leaseback Transaction

(c)           EXHIBITS
              The exhibits to this report begin on page 44.

(d)           FINANCIAL STATEMENT SCHEDULES
              The financial statement schedule is included on the following page.

                                                                     SCHEDULE II


                       SUN TELEVISION AND APPLIANCES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

     FOR THE YEARS ENDED FEBRUARY 28, 1998, MARCH 1, 1997, AND MARCH 2, 1996
                                 (IN THOUSANDS)



                                            Balance at     Charged to
              Description                   Beginning      Costs and                          Balance at
              Year Ended                    of Year        Expenses          Deductions       End of Year
              ----------                    -------        --------          ----------       -----------
      Allowance for Doubtful Accounts(1):

         February 28, 1998                    $   475       $ 6,258              $6,258        $   475
         March 1, 1997......................      400         2,363               2,288            475
         March 2, 1996......................      325         2,022               1,947            400


      Deferred Income Tax Asset
       Valuation Allowance(2):
         February 28, 1998.................   $ 7,865       $10,834              $   --        $18,699
         March 1, 1997.....................        --         7,865                  --          7,865
         March 2, 1996.....................        --            --                  --             --

----------------

         (1) Offset against trade accounts receivable. Deductions represent write-offs, net of recoveries.
         (2) Offset against current deferred income taxes $8,622 and $5,101 in 1998 and 1997, respectively and non-current deferred income taxes $10,077 and $2,764 in 1998 and 1997, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN TELEVISION AND APPLIANCES, INC.


Date: May 28, 1998                        By:    /s/ R. Carter Pate
                                             ----------------------
                                          R. Carter Pate, Chairman of the Board,
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of May, 1998.

         Signature                                 Title

         /s/  R. Carter Pate              Chairman of the Board, President, and
     -------------------------------      Chief Executive Officer
         R. Carter Pate


         /s/  Beth A. Savage              Chief Financial Officer and Treasurer
     -------------------------------      Principal Accounting Officer
         Beth A. Savage                   and Principal Financial Officer)



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


              Ned L. Sherwood*            Director
     -------------------------------
         Ned L. Sherwood


              Thomas Epstein*             Director
     -------------------------------
         Thomas Epstein


              Paul D. Bauer*              Director
     -------------------------------
         Paul D. Bauer


              Brady J. Churches*          Director
     -------------------------------
         Brady J. Churches


                                          Director
     -------------------------------
         Frank Doczi


*By:     /s/ R. Carter Pate
   ---------------------------------
   R. Carter Pate, Attorney-in-fact