Form 10-Q
period 1998-05-30
SUN TELEVISION & APPLIANCES INC
filed 1998-07-14
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 30, 1998
                               ------------

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   ----------------------

Commission File Number   0-19269
                       -----------

                       SUN TELEVISION AND APPLIANCES, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           OHIO                                       31-1178151
-------------------------------                  ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)


6600 PORT ROAD,        GROVEPORT, OH                         43125
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (614) 492-5600
                                                  ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                 NO
                     -------                --------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                             OUTSTANDING AT JULY 14, 1998
-----------------------------               ----------------------------
Common shares, $.01 par value                          17,439,202 shares

                       SUN TELEVISION AND APPLIANCES, INC.
                                TABLE OF CONTENTS



                                                                                                   PAGE NO.
                                                                                                   --------
Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the Quarters Ended
                May 30, 1998 and May 31, 1997                                                             3

              Balance Sheet
                May 30, 1998 and February 28, 1998                                                        4

              Statement of Stockholders' Equity
               for the Quarter Ended May 30, 1998                                                         5

              Statement of Cash Flows
                for the Quarters Ended
                May 30, 1998 and May 31, 1997                                                             6

              Notes to Financial Statements                                                               7

  Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         8 - 11

Part II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                                           12

                         PART I - FINANCIAL INFORMATION



Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF OPERATIONS
              For the quarters ended May 30, 1998 and May 31, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         May 30,                  May 31,
                                                                          1998                     1997
                                                                        --------                 --------
Net sales and service revenues                                          $109,531                 $104,995

Cost of sales                                                             82,672                   81,914
                                                                        --------                 --------

Gross profit                                                              26,859                   23,081

Selling, general and administrative                                       34,882                   32,122
Amortization of intangibles                                                  123                      123
                                                                        --------                 --------


Loss from operations                                                     ( 8,146)                (  9,164)

Other income (expenses):
  Interest income                                                             --                       26
  Interest expense                                                       ( 2,780)                 ( 1,128)
  Gain on sale of property                                                     9                      112
                                                                        --------                 --------

                                                                         ( 2,771)                  (  990)
                                                                        --------                 --------

Loss before income taxes                                                 (10,917)                 (10,154)

Income tax benefit                                                            --                       --
                                                                        --------                 --------

Net loss                                                                $(10,917)                $(10,154)
                                                                        ========                 ========

Net loss per share - basic and diluted                                  $   (.63)                $   (.58)
                                                                        ========                 ========

Weighted average shares outstanding - basic
and diluted                                                               17,439                   17,439
                                                                        ========                 ========


The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                                  BALANCE SHEET
                       May 30, 1998 and February 28, 1998
                    (In thousands, except per share amounts)

                                                                      (Unaudited)
                                                                        May 30,                 February 28,
                                                                         1998                       1998
                                                                       ---------                  --------
                                     ASSETS
Current assets:
 Trade accounts receivable net of allowance
      for doubtful accounts of $475                                     $ 13,345                  $ 18,186
   Merchandise inventory                                                 109,950                    92,053
   Prepaid expenses and other                                              3,225                     2,867
   Income taxes refundable                                                    --                    10,338
                                                                        --------                  --------
      Total current assets                                               126,520                   123,444

   Property and equipment, net                                            80,112                    78,782
   Other noncurrent assets                                                 5,344                     6,069
   Intangible assets                                                      13,937                    14,060
                                                                        --------                  --------
     Total assets                                                       $225,913                  $222,355
                                                                        ========                  ========
                                   LIABILITIES
Current liabilities:
   Trade accounts payable                                               $ 31,675                  $ 25,221
   Accrued liabilities                                                    21,943                    20,629
   Current portion of deferred revenue                                    11,909                    12,514
                                                                        --------                  --------
     Total current liabilities                                            65,527                    58,364

   Capital lease obligations                                              13,764                    13,895
   Deferred revenue, noncurrent                                           12,458                    13,259
   Long-term debt                                                         67,186                    58,971
   Other liabilities                                                       2,725                     2,725

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
   500 shares authorized - none issued                                        --                        --

Common stock, $.01 par value, 30,000 shares authorized
    17,439 shares issued and outstanding                                     174                       174

   Additional paid-in capital                                             89,118                    89,089
   Retained deficit                                                      (25,039)                  (14,122)
                                                                        --------                  --------
   Total stockholders' equity                                             64,253                    75,141
                                                                        --------                  --------

   Total liabilities and stockholders' equity                           $225,913                  $222,355
                                                                        ========                  ========

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       For the Quarter Ended May 30, 1998
                                 (In thousands)
                                   (Unaudited)



                                                                                     Additional
                                                  Number of         Common             Paid-In           Retained
                                                    Shares          Stock              Capital           Deficit
                                                  ---------         ------           ----------          --------
Balance, February 28, 1998                          17,439           $174              $89,089           $(14,122)

Issuance of warrants and
  stock option expense                                  --             --                   29                 --

  Net loss                                              --             --                   --            (10,917)
                                                    ------           ----              -------           --------

Balance, May 30, 1998                               17,439           $174              $89,118           $(25,039)
                                                    ======           ====              =======           ========


The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                             STATEMENT OF CASH FLOWS
              For the quarters ended May 30, 1998 and May 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                                                                  May 30,                May 31,
                                                                                   1998                   1997
                                                                                 --------                -------
Cash flows from operating activities:
  Net loss                                                                       $(10,917)              $(10,154)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation and amortization                                                     3,375                  2,494
  Deferred revenue                                                                 (1,406)                (2,896)
  Gain on sale of property and equipment                                               (9)                  (112)
  Stock options expense                                                                29                     --
Changes in items affecting operations:
    Trade accounts receivable                                                       4,841                    429
    Merchandise inventory                                                         (17,897)                (5,004)
    Prepaid expenses and other                                                       (303)                  (679)
    Trade accounts payable                                                          8,146                   (218)
    Accrued liabilities                                                             1,351                 (1,793)
    Income taxes refundable                                                        10,338                 15,451
                                                                                 --------               --------
                                                                                    6,476                  8,186
                                                                                 --------               --------
    Net cash used by operating activities                                          (2,452)                (2,482)
                                                                                 --------               --------

Cash flows from financing activities:
  Cash overdraft                                                                   (1,692)                    --
  Additional borrowings                                                             8,174                    670
  Reduction of capital lease obligations                                             (131)                   (19)
  Issuance of common stock under stock options                                         --                      4
                                                                                 --------               --------
Net cash provided by financing activities                                           6,351                    655
                                                                                 --------               --------

Cash flows from investing activities:
  Additions to property and equipment                                              (5,299)                  (734)
  Proceeds from disposal of property and equipment                                  1,400                  2,441
                                                                                 --------               --------
Net cash provided by (used in) investing activities                                (3,899)                 1,707
                                                                                 --------               --------

  Decrease in cash and cash equivalents                                                --                   (120)

Cash and cash equivalents, beginning of year                                           --                  1,828
                                                                                 --------               --------
  Cash and cash equivalents, end of period                                       $     --               $  1,708
                                                                                 ========               ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                      $  1,698               $  1,128
   Income taxes                                                                        --                     --

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The financial statements as of and for the periods ended May 30, 1998 and May 31, 1997, of Sun Television and Appliances, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented.

         Because of the seasonal nature of the retail industry in general, the results of operations for the 13 weeks ended May 30, 1998 and May 31, 1997 (which do not include the fall holiday selling season) are not indicative of the Company's results for the entire fiscal year.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equivalent to net income.

2.       LONG-TERM DEBT

         As of May 30, 1998, the Company had outstanding borrowings of $43.8 million against its revolving credit commitment. The interest rate in effect at May 30, 1998 was 9.00%. The Company also had an outstanding balance of $23.4 million under its 14.5% term loan at May 30, 1998. The Company is in compliance with the covenants of its debt agreements.

3.       RESTRUCTURING ACCRUAL

         During fiscal 1997, the Company recorded restructuring charges of $16.7 million to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. As of February 28, 1998, there was a remaining balance of $2.2 million, which was included in accrued liabilities on the balance sheet. During the first quarter of fiscal 1999, the Company charged $0.7 million to the restructuring accrual primarily for lease payments on stores closed as part of the restructuring. The balance of $1.5 million at May 30, 1998, which is included in accrued liabilities, is expected to be utilized during the remainder of fiscal 1999.

4.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations.

5.       RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to current year presentation.

         Item 2.

                       SUN TELEVISION AND APPLIANCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Comments

The Company recorded a net loss of $10,917,000, or $.63 per share, for the first quarter ended May 30, 1998, compared to a net loss of $10,154,000, or $.58 per share, for the quarter ended May 31, 1997. Total sales increased $4.5 million to $109.5 million for the first quarter this year. Comparable store sales declined 9.7% from $103.6 million for the quarter ended May 31, 1997, to $93.5 million for the quarter ended May 30, 1998. The gross profit percentage rate increased from 22.0% last year to 24.5% this year for the comparable quarter. Selling, general and administrative expenses have increased $2.8 million and the percentage of expense to sales has increased from 30.6% for the quarter ended May 31, 1997 to 31.8% for the quarter ended May 30, 1998.

Net Sales and Service Revenues

Net sales and service revenues for the first quarter ended May 30, 1998 were $109,531,000, an increase of $4,536,000, or 4.3%, from $104,995,000 for the quarter ended May 31, 1997. Net sales and service revenues for the first quarter ended May 30, 1998, includes sales of $15,100,000 from seventeen stores which have opened since November 1997. The increase in sales is primarily attributable to increased sales of home appliances while sales in other product categories were relatively flat.

Retail store sales mix by major product category for the first quarter was as follows:

                                                                            First Quarter Ended
                                                                            -------------------
                                                                      May 30,               May 31,
                                                                       1998                  1997
                                                                      -------               -------
                  Television                                            21.2%                 21.7%
                  Home Office                                           23.4                  23.0
                  Appliances                                            23.4                  20.3
                  Audio                                                 10.5                  11.0
                  Video                                                 10.2                  10.8
                  Extended service contracts, service
                    revenues and other income                            7.3                   8.3
                  Personal convenience                                   4.0                   4.9
                                                                       -----                 -----

                                                                       100.0%                100.0%
                                                                       =====                 =====

The Company's business, consistent with other retailers in general, is seasonal. Historically, the Company has realized more of its net sales and service revenues and income from operations during the fall holiday selling season than during other periods of the year. The net earnings/losses of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be considered indicative of the results for the entire fiscal year.

During the quarter, the Company opened a total of seven new store locations; three in Buffalo, New York; one each in Marion and Hamilton, Ohio; Lebanon, Pennsylvania; and Richmond, Kentucky. The Company had 58 stores open as of May 30 1998, and plans to open up to 10 new stores during the remainder of fiscal 1999.

Gross Profit

The gross profit percentage for the first quarter ended May 30, 1998 was 24.5%, compared with 22.0% for the quarter ended May 31, 1997. This increase in margin rate was primarily attributable to a more favorable product sales mix, improved inventory management and buying processes. All major product categories experienced significant improvement in margin rates contributing to the overall increase.

Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expenses increased from 30.6% in the first quarter ended May 31, 1997, to 31.8% for the quarter ended May 30, 1998. The overall increase in these expenses as a percent of sales is primarily a result of increased payroll and rent and other occupancy costs as a percent of sales. These costs also resulted in the overall increase in selling, general and administrative expenses with payroll costs increasing approximately $1,900,000 and rent and other occupancy costs increasing approximately $1,500,000 related to the new stores opened by the Company as of May 30, 1998.

Other Income/Expenses

Interest expense for the quarter ended May 30, 1998 increased $1,652,000 compared to the same period in fiscal 1998. The increase is attributable to the increase in the average outstanding borrowings and higher interest rates this year versus last year's first quarter.

Income Taxes

The Company has not reflected any tax benefit for the quarter ended May 30, 1998. The tax benefits relating to current operating losses will be available to the Company only on a carry forward basis and will be recorded at the time the Company returns to annual profitability.

Liquidity and Capital Resources

The Company's financial condition continues to be impacted by increased competition in the Company's markets. The current ratio is 1.93 for the quarter ended May 30, 1998 compared to 2.12 at February 28, 1998. Trade accounts receivable decreased by $4,841,000 resulting primarily from a reduction in finance contracts receivable due to lower sales in the first quarter of fiscal 1999 versus sales in the fourth quarter of fiscal 1998, reflecting the seasonal business of the Company. Inventory has increased by $17,897,000 to maintain in-stocks, prepare for the summer selling season and stock the Company's new stores. The Company received the income taxes refundable of $10,338,000 as of February 28, 1998 in April 1998. The $6,454,000 increase in trade accounts payable since the end of fiscal 1998 is attributable to planned and completed store openings and the continued favorable support from trade vendors.

Capital expenditures for the first quarter ended May 30, 1998 totaled $5.3 million compared to $0.7 million for the first quarter last year, reflecting planned new store openings. The Company currently estimates that capital expenditures for the remainder of fiscal 1999 will not exceed $8.0 million depending on the number of stores opened and other capital expenditures incurred by the Company. Management anticipates that capital expenditures will be funded through cash flow from operations and additional borrowings.

BRS,LLC, a business turnaround service subsidiary of PricewaterhouseCoopers, LLP, has been retained by the Company since February 1997 to assist in the efforts to return the Company to profitability. BRS,LLC has assisted in the refinancing of the Company's debt structure, the closure of stores in two market areas, the sale-leaseback of the distribution center, the initiatives to revitalize markets and the proposals for entering into additional single-store market areas. For the quarter ended May 30, 1998, the Company paid $309,000 to BRS,LLC. Mr. R. Carter Pate, Chairman, Interim Chief Executive Officer and President of the Company, is a partner of PricewaterhouseCoopers, LLP and a principle of BRS, LLC.

Year 2000 Conversion

As discussed in the Company's Annual Report on Form 10-K, the Company is in the process of evaluating its information technology infrastructure for compliance with the year 2000 ("Y2K"). As part of this process, the Company has, and will continue, to evaluate appropriate courses of action, including the replacement of certain systems that are determined to not be Y2K compliant.

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

The Company is in the process of obtaining, but does not currently have, complete information concerning the Y2K compliance status of its suppliers and vendors. In the event that any of the Company's significant suppliers or vendors do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) including, but not limited to, statements regarding future capital expenditures and possible expansion plans contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; ability to find suitable new store sites; and volatility of stock price. Actual results may differ materially from management expectations.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11.    Computation of Net Loss Income per Common Share

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



                                      SUN TELEVISION AND APPLIANCES, INC.
                                                 (Registrant)




                                      By /s/ Beth A. Savage
                                         ---------------------------------------
                                         Beth A. Savage, Chief Financial Officer
                                         and Treasurer



Date:  July 14, 1998




-------------------
 * Ms. Savage is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.