Form 10-K405/A
period 1998-02-28
SUN TELEVISION & APPLIANCES INC
filed 1998-09-09
CIK 874690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $35,735,000 on May 15, 1998.

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


 10(p) Revolving Credit Facility, dated as of November 19, 1997, among the Registrant, various lenders participating thereto, BankBoston Retail Finance, Inc., as Agent. ("Loan and Security Agreement"). (Reference is made to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 10(q) Term Loan and Security Agreement, dated as of November 19, 1997, among the Registrant and BankBoston Retail Finance, Inc. as Agent. ("Term Loan and Security Agreement"). (Reference is made to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 10(r) First Amendment to Loan and Security Agreement, dated December 31, 1997 between Registrant and BankBoston Retail Finance, Inc., as Agent. (Reference is made to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 10(s) Second Amendment to Loan and Agreement, dated May 26, 1998, between Registrant and BankBoston Retail Finance, Inc., as Agent. (Reference is made to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 10(t) Severance Agreement, dated October 22, 1997, between Registrant and Dennis L. May. (Reference is made to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 10(u) Employment Agreement, dated February 12, 1998, between Registrant and Beth A. Savage. (Reference is made to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

   11             Statement re: Computation of Net Income Per Common Share.
                  (Reference is made to Exhibit 11 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 16.1 Letter dated December 23, 1997 from Coopers & Lybrand LLP, Registrant's certifying accountant. (Reference is made to Exhibit 16.1 to the Current Report on Form 8-K, dated December 19, 1997, and incorporated herein by reference.)

  21   *          Subsidiaries of the Registrant.


 23.1             Consent of KPMG Peat Marwick LLP. (Reference is made to
                  Exhibit 23.1 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

 23.2             Consent of Coopers & Lybrand LLP. (Reference is made to
                  Exhibit 23.2 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)

  24 Powers of Attorney. (Reference is made to Exhibit 24 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)


  27 Financial Data Schedule. (Reference is made to Exhibit 27 to the Registrant's Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated herein by reference.)


*    Filed with this Report.

(b)   REPORTS ON FORM 8-K

         December 23, 1997 8-K Filing - Appointment of KPMG Peat Marwick.

         July 9, 1997 8-K Filing - Sale/Leaseback Transaction.

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


                                   SUN TELEVISION AND APPLIANCES, INC.


Date: September 9, 1998            By: /s/ Dennis L. May
                                       -----------------------------------------
                                       Dennis L. May
                                       Executive Vice President, Chief Operating
                                       Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of September, 1998.


             Signature                           Title

               R. Carter Pate*                   Chairman of the Board and
-----------------------------------------        Chief Executive Officer
         R. Carter Pate


          /s/   Beth A. Savage                   Chief Financial Officer and
-----------------------------------------        Treasurer (Principal Accounting
         Beth A. Savage                          Officer and Principal Financial
                                                 Officer)

          /s/ Dennis L. May                      Executive Vice President, Chief
-----------------------------------------        Operating Officer and Director
          Dennis L. May

                Macy T. Block*                   Director
-----------------------------------------
         Macy T. Block


                Ned L. Sherwood*                 Director
-----------------------------------------
         Ned L. Sherwood


                Thomas Epstein*                  Director
-----------------------------------------
         Thomas Epstein


                Paul D. Bauer*                   Director
-----------------------------------------
         Paul D. Bauer


                Brady J. Churches*               Director
-----------------------------------------
         Brady J. Churches



*By:      /s/  Dennis L. May
-----------------------------------------
         Dennis L. May, Attorney-in-fact