Form 10-Q
period 1998-08-29
SUN TELEVISION & APPLIANCES INC
filed 1998-10-19
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 29, 1998
                               ---------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number   0-19269
                         -------

                       SUN TELEVISION AND APPLIANCES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             OHIO                                               31-1178151
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


6600 PORT ROAD,           GROVEPORT, OH                               43125
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (614) 492-5600
                                                      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                                NO
                    -----                                 -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AT OCTOBER 19, 1998
            -----                             -------------------------------

Common shares, $.01 par value                         17,439,202 shares

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                                TABLE OF CONTENTS


                                                                    PAGE NO.
                                                                    --------

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the quarters ended
                August 29, 1998 and August 30, 1997                     3

              Statement of Operations
                for the six months ended
                August 29, 1998 and August 30, 1997                     4

              Balance Sheet
                August 29, 1998 and February 28, 1998                   5

              Statement of Stockholders' Equity
               for the six months ended August 29, 1998                 6

              Statement of Cash Flows
                for the six months ended
                August 29, 1998 and August 30, 1997                     7

              Notes to Financial Statements                          8-11

  Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations        12-17

Part II.      OTHER INFORMATION

  Item 3.     Defaults Upon Senior Securities                         18

  Item 4.     Submission of Matters to a Vote
               of Security Holders                                    18

  Item 5.     Other                                                   19

  Item 6.     Exhibits and Reports of Form 8-K                        19

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                             STATEMENT OF OPERATIONS
           For the quarters ended August 29, 1998 and August 30, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                  August 29,       August 30,
                                                     1998             1997
                                                  ----------       ----------
Net sales and service revenues                     $121,652         $110,441

Cost of sales                                        96,958           83,520
                                                   --------         --------

Gross profit                                         24,694           26,921

Selling, general and administrative                  37,604           32,530
Impairment of long-lived assets                      47,395               --
Amortization of intangibles                             123              123
                                                   --------         --------

Loss from operations                                (60,428)          (5,732)

Other income (expenses):
  Interest income                                        11               --
  Interest expense                                   (3,061)            (927)
  Gain (loss) on sale of property                         1              (88)
                                                   --------         --------

                                                     (3,049)          (1,015)
                                                   --------         --------

Loss before income taxes                            (63,477)          (6,747)

Income tax benefit                                       --               --
                                                   --------         --------

Net loss                                           $(63,477)        $ (6,747)
                                                   ========         ========

Net loss per share - basic and diluted             $  (3.64)        $   (.39)
                                                   ========         ========

Weighted average shares outstanding - basic
      and diluted                                    17,439           17,439
                                                   ========         ========

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                             STATEMENT OF OPERATIONS
          For the six months ended August 29, 1998 and August 30, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                  August 29,       August 30,
                                                     1998             1997
                                                  ----------       ----------
Net sales and service revenues                     $231,183         $215,437

Cost of sales                                       179,630          165,434
                                                   --------         --------

Gross profit                                         51,553           50,003

Selling, general and administrative                  72,485           64,652
Impairment of long-lived assets                      47,395               --
Amortization of intangibles                             247              247
                                                   --------         --------

Loss from operations                                (68,574)         (14,896)

Other income (expenses):
   Interest income                                       11               26
   Interest expense                                  (5,841)          (2,055)
   Gain on sale of property                              10               24
                                                   --------         --------

                                                     (5,820)          (2,005)
                                                   --------         --------

Loss before income taxes                            (74,394)         (16,901)

Income tax benefit                                       --               --
                                                   --------         --------

Net loss                                           $(74,394)        $(16,901)
                                                   ========         ========

Net loss per share - basic and diluted             $  (4.27)        $   (.97)
                                                   ========         ========

Weighted average shares outstanding - basic
      and diluted                                    17,439           17,439
                                                   ========         ========

The accompanying notes are an integral part of these financial statements.

                            SUN TELEVISION AND APPLIANCES, INC.
                    (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                                       BALANCE SHEET
                           August 29, 1998 and February 28, 1998
                         (In thousands, except per share amounts)
                                                            (Unaudited)
                                                             August 29,      February 28,
                                                                1998             1998
                                                            -----------      ------------
                                          ASSETS
Current assets:
   Cash and cash equivalents                                  $  6,074               --
   Trade accounts receivable net of allowance
      for doubtful accounts of $1,975 and $475                  13,084         $ 18,186
   Merchandise inventory                                       110,500           92,053
   Prepaid expenses and other                                    1,212            2,867
   Income taxes refundable                                          --           10,338
                                                              --------         --------
      Total current assets                                     130,870          123,444

   Property and equipment, net                                  41,920           74,136
   Assets held for sale                                          4,344            4,646
   Other noncurrent assets                                       4,509            6,069
   Intangible assets, net                                           --           14,060
                                                              --------         --------
     Total assets                                             $181,643         $222,355
                                                              ========         ========

                                       LIABILITIES
Current liabilities:
   Trade accounts payable                                     $ 42,029         $ 25,221
   Accrued liabilities                                          20,264           20,629
   Current portion of deferred revenue                          11,951           12,514
   Long-term debt classified as current                         76,859               --
                                                              --------         --------
     Total current liabilities                                 151,103           58,364

   Capital lease obligations                                    13,634           13,895
   Deferred revenue, noncurrent                                 13,347           13,259
   Long-term debt                                                   --           58,971
   Other liabilities                                             2,725            2,725
                                                              --------         --------
     Total liabilities                                         180,809          147,214
                                                              --------         --------

                                   STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
   500 shares authorized - none issued                              --               --
Common stock, $.01 par value, 30,000 shares authorized
   17,439 shares issued and outstanding                            174              174
Additional paid-in capital                                      89,176           89,089
Retained deficit                                               (88,516)         (14,122)
                                                              --------         --------
   Total stockholders' equity                                      834           75,141
                                                              --------         --------

   Total liabilities and stockholders' equity                 $181,643         $222,355
                                                              ========         ========

The accompanying notes are an integral part of these financial statements.

                         SUN TELEVISION AND APPLIANCES, INC.
                 (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                          STATEMENT OF STOCKHOLDERS' EQUITY
                       For the six months ended August 29, 1998
                                    (In thousands)
                                     (Unaudited)
                                                           Additional
                                 Number of     Common       Paid-In        Retained
                                  Shares       Stock        Capital         Deficit
                                 ---------     ------      ----------      --------
Balance, February 28, 1998        17,439        $174        $89,089        $(14,122)

Issuance of warrants and
  stock option expense                --          --             87              --

  Net loss                            --          --             --         (74,394)
                                  ------        ----        -------        --------

Balance, August 29, 1998          17,439        $174        $89,176        $(88,516)
                                  ======        ====        =======        ========

The accompanying notes are an integral part of these financial statements.

                          SUN TELEVISION AND APPLIANCES, INC.
                  (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                                STATEMENT OF CASH FLOWS
             For the six months ended August 29, 1998 and August 30, 1997
                                    (In thousands)
                                      (Unaudited)
                                                          August 29,       August 30,
                                                             1998             1997
                                                          ----------       ----------
Cash flows from operating activities:
  Net loss                                                 $(74,394)        $(16,901)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                           7,064            4,976
      Deferred revenue                                         (475)          (5,267)
      Impairment of long-lived assets                        47,395               --
      Gain on sale of property and equipment                    (10)             (24)
      Stock options expense                                      87               --
  Changes in items affecting operations:
      Trade accounts receivable                               5,102           (2,833)
      Merchandise inventory                                 (18,447)           2,507
      Prepaid expenses and other                              1,810           (1,404)
      Trade accounts payable                                 18,896           (6,247)
      Accrued liabilities                                      (269)          (3,195)
      Income taxes refundable                                10,338           15,567
                                                           --------         --------
Net cash used by operating activities                        (2,903)         (12,821)
                                                           --------         --------

Cash flows from financing activities:
  Cash overdraft                                             (2,088)              --
  Additional borrowings (repayments)                         17,805           (9,337)
  Reduction of capital lease obligations                       (261)             (40)
  Issuance of common stock under stock options                   --                4
                                                           --------         --------
Net cash provided by (used in) financing activities          15,456           (9,373)
                                                           --------         --------

Cash flows from investing activities:
  Additions to property and equipment                        (7,881)          (2,182)
  Proceeds from sale/leaseback                                   --           19,937
  Proceeds from disposal of property and equipment            1,402            5,373
                                                           --------         --------
Net cash provided by (used in) investing activities          (6,479)          23,128
                                                           --------         --------

  Increase in cash and cash equivalents                       6,074              934

Cash and cash equivalents, beginning of year                     --            1,828
                                                           --------         --------
  Cash and cash equivalents, end of period                 $  6,074         $  2,762
                                                           ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                $  3,645         $  2,055
   Income taxes                                                  --               --

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       PETITION FOR REORGANIZATION UNDER CHAPTER 11
         --------------------------------------------

         On September 16, 1998 (the "Petition Date"), Sun Television and Appliances, Inc. and its wholly-owned subsidiary, Sun TV and Appliances, Inc., (collectively referred to as "the Company") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court.

         As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee was formed on October 1, 1998, which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

         As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to compromise under a plan of reorganization to be voted upon by certain impaired classes of creditors ultimately confirmed by the Bankruptcy Court.

         As of the date of this quarterly filing and based on an analysis of the current assets and liabilities of the Company, management has determined that it is extremely unlikely that holders of the Company's common stock will receive or retain any property under a plan of reorganization or otherwise. The Company is exploring all options to maximize value for all constituencies of the Company, including without limitation, a sale of some or all of the assets of the Company or a stand-alone reorganization plan. For a stand-alone reorganization plan to be viable, however, vendor support and trade credit are critical. Currently, the Company is receiving little or no vendor support or trade credit, and some vendors have chosen not to sell product to the Company post-petition.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Accordingly, the financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) the ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status or priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, Bankruptcy Court actions could materially change the amounts reported in the financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of these matters. The appropriateness of using the going concern basis is also dependent upon, among other things, confirmation of a plan of reorganization, future successful operations and the ability to generate sufficient cash from operations and financing sources to meet obligations, all of which cannot be guaranteed.

         Schedules and financial statements will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as shown by the Company's accounting records. Differences between the amounts shown by the Company on the schedules and the claims filed by creditors will be investigated, reconciled and resolved through compromise or litigation. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

         Under the Bankruptcy Code, the Company may elect to assume or reject certain pre-petition real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts and leases, all subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all executory contracts and unexpired leases that may be rejected. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

2.       BASIS OF PRESENTATION
         ---------------------

         The financial statements as of and for the periods ended August 29, 1998 and August 30, 1997, of the Company are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented.

         Because of the seasonal nature of the retail industry in general, the results of operations for the quarters and six months ended August 29, 1998 and August 30, 1997 (which do not include the fall holiday selling season) are not indicative of the Company's results for the entire fiscal year.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equivalent to net income.

3.       IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         During fiscal 1997, the Company adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under the provisions of SFAS 121, due to certain adverse circumstances arising in the quarter ended August 29, 1998, the Company has evaluated its long-lived assets for impairment. Such circumstances included poor comparable store sales in the quarter, slower than expected sales growth from the new rural market stores and declining gross margins, with resultant pressure on the overall liquidity of the Company.

         The Company has evaluated the recoverability of long-lived assets to be held and used, including goodwill related to a 1986 acquisition, by measuring the carrying value of the assets against the estimated undiscounted future cash flows associated with the assets. This evaluation indicated that the undiscounted future cash flows of substantially all of the Company's long-lived assets are not sufficient to recover the carrying value of such assets. Accordingly, such assets have been adjusted to fair value, determined as the amount at which the assets could be bought or sold in a current transaction between willing parties.

         During the second quarter of fiscal 1999, the Company recorded non-cash charges of approximately $33.3 million and $13.8 million for write-downs of property and equipment and goodwill, respectively. The non-cash SFAS 121 charge recorded during the second quarter will result in depreciation and amortization expense related to these assets decreasing in future periods.

         The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying value with its fair value less costs to sell. During the second quarter of fiscal 1999, the Company recorded a non-cash charge of $0.3 million as a result of its decision to dispose of certain properties no longer used in its on-going operations. The Company will not depreciate any of the long-lived assets while they are held for sale.

4.       LIABILITIES SUBJECT TO COMPROMISE
         ---------------------------------

         In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company will adopt the provisions of SOP 90-7 for all future financial reporting subsequent to the Petition Date. The most significant impact on the Company's balance sheet will be the segregation of the Company's pre-petition liabilities subject to compromise from all other liabilities. The other liabilities will include those liabilities of the Company, which are not subject to compromise, and post-petition liabilities of the Company. SOP 90-7 defines liabilities not subject to compromise as those that will not be impaired under the plan of reorganization, such as claims where the value of the security interest is greater than the claim. All pre-petition liabilities, including those that become known after the Petition Date, will be reflected in the financial statements based on the expected amount of the allowed claims in accordance with SFAS No. 5, "Accounting For Contingencies", as opposed to the amounts for which those claims may ultimately be settled.

         The Company has not yet formulated a plan of reorganization and it is uncertain as to whether, or the extent to which, certain claims will or can be impaired under a plan, particularly with regard to whether certain claims will be treated as priority or administrative claims under the Bankruptcy Code. The Company is still in the process of accumulating and analyzing information regarding the amount and nature of all claims.

         The August 29, 1998 classification as to current or long-term obligations has been based upon the contractual terms, without regard to the potential impact of the bankruptcy proceedings, because of the uncertainties surrounding the nature, amount and treatment of the claims, except for long-term debt obligations as explained in Note 5.

5.       LONG-TERM DEBT
         --------------

         As of August 29, 1998, the Company had outstanding borrowings of $53.4 million against its revolving credit facility. The interest rate effective at August 29, 1998 was 9.0%. The Company also had outstanding borrowings of $23.5 million under its term loan facility with an effective interest rate of 14.5%. As a result of the continued deterioration of the Company's operating performance, the Company was in breach of the EBITDA covenant under the loan facilities as of August 29, 1998. Therefore, the Company was in default and the entire debt balance became immediately due and payable. As such, the Company's entire debt balance is reflected in the balance sheet as a current liability as of August 29, 1998.

         On September 16, 1998, the Bankruptcy Court entered an interim order approving the Company's Debtor-In-Possession Loan and Security Agreement (the "DIP Loan Agreement") for a $75 million revolving credit facility. The interim order concerning the DIP Loan Agreement also included a Stipulation by and between the Company and BankBoston for Adequate Protection. The $75 million DIP Loan Agreement replaced the Company's previous $100 million revolving credit facility with Bank Boston.

         After continued negotiations, a final order concerning the DIP Loan Agreement was entered on October 15, 1998. The $75 million DIP Loan Agreement was reduced to $60 million with acceptable borrowings under the facility being determined by advance rates on eligible inventory and accounts receivable. Advance rates under the DIP Loan Agreement for inventory and accounts receivable are more favorable than the Company's previous $100 million credit facility. The DIP Loan Agreement has an effective interest rate of prime +.25% or LIBOR +2.75%, whichever is greater. The Company paid a $600,000 commitment fee to Bank Boston upon the closing of the DIP Loan Agreement. The DIP Loan Agreement includes four financial performance covenants: (1) minimum average inventory per store, (2) minimum EBITDAR, (3) maximum capital expenditures, and (4) minimum purchases of inventory.

         Borrowings under the DIP Loan Agreement are secured by substantially all of the assets of the Company. The daily cash receipts of the Company will pay down the line of credit, while daily disbursements become draws on the line of credit. The DIP Loan Agreement matures on the earliest of (a) September 15, 2000, (b) notice by BankBoston to the Company as a result of the occurrence of any event of default, or (c) the confirmation of a plan of reorganization in the bankruptcy proceedings.

6.       RESTRUCTURING ACCRUAL
         ---------------------

         During fiscal 1997, the Company recorded restructuring charges of $16.7 million to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. As of February 28, 1998, there was a remaining balance of $2.2 million, which was included in accrued liabilities on the balance sheet. During the first six months of fiscal 1999, the Company charged $1.4 million to the restructuring accrual primarily for lease payments on stores closed as part of the restructuring.

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that any resulting liability will not have a material adverse effect on the Company's financial position or results of operations. As a result of the Chapter 11 filing, there is an automatic stay placed on all legal proceedings against the Company.

8.       RECLASSIFICATION
         ----------------

         Certain prior year amounts have been reclassified to conform to current year presentation.

         Item 2.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization
--------------

On September 16, 1998 (the "Petition Date"), Sun Television and Appliances, Inc. and its wholly-owned subsidiary, Sun TV and Appliances, Inc. (collectively referred to as the "Company"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court.

As of the date of this quarterly filing and based on an analysis of the current assets and liabilities of the Company, management has determined that it is extremely unlikely that holders of the Company's common stock will receive or retain any property under a plan of reorganization or otherwise. The Company is exploring all options to maximize value for all constituencies of the Company, including without limitation, a sale of some or all of the assets of the Company or a stand-alone reorganization plan. For a stand-alone reorganization plan to be viable, however, vendor support and trade credit are critical. Currently, the Company is receiving little or no vendor support or trade credit, and some vendors have chosen not to sell product to the Company post-petition.

There were a number of factors that led to the Company's decision to seek protection through the Chapter 11 filing, not the least of which was the Company's lack of liquidity. Cash flow was particularly strained while operating during one of the seasonally weaker sales quarters, and was further impacted by some vendors restricting the Company's terms and credit lines. As part of the bankruptcy proceedings, the Company has received approval from the Bankruptcy Court to close 29 stores in six states, while continuing to operate the remaining 30 stores.

The bankruptcy proceedings are more fully described in Note 1 to the financial statements and herein under the "Liquidity and Capital Resources" caption. The effect of the filing and other associated factors on future results of operations of the Company is unknown. As such, the results of operations for the quarter and six months ending August 29, 1998 may not be indicative of the remainder of fiscal 1999 or future years. The discussion that follows compares the financial condition and results of operations for the quarter and six months ending August 29, 1998 to August 30, 1997 for informational purposes, without regard to any discussion of the Chapter 11 filing or other associated factors since the effects of these matters are not known.

General Comments
----------------

The Company recorded a net loss of $63,477,000, or $3.64 per share, for the second quarter ended August 29, 1998, compared to a net loss of $6,747,000, or $.39 per share, for the quarter ended August 30, 1997. The loss reported for the second quarter of fiscal 1999 includes a non-cash charge of $47.4 million, or $2.72 per share, related to the impairment of long-lived assets. Total sales increased $11.2 million to $121.7 million for the second quarter this year. Comparable store sales declined 9.3% from $108.8 million for the quarter ended August 30, 1997, to $98.7 million for the quarter ended August 29, 1998. The gross profit percentage rate decreased from 24.4% last year to 20.3% this year for the comparable quarter. Selling, general and administrative expenses have increased $5.1 million and the percentage of expense to sales has increased from 29.5% for the quarter ended August 30, 1997 to 30.9% for the quarter ended August 29, 1998.

Net Sales and Service Revenues
------------------------------

Net sales and service revenues for the second quarter ended August 29, 1998 were $121,652,000, an increase of $11,211,000, or 10.2%, from $110,441,000 for the quarter ended August 30, 1997. Net sales and service revenues for the second quarter ended August 29, 1998 includes sales of $23,173,000 from eighteen stores that have opened since November 1997. The increase in sales is attributable to the new stores opened since August 30, 1997 and partially offset by the negative comparative store sales experienced during this quarter. However, net sales and service revenues for the second quarter of fiscal 1999, specifically in late July and all of August, fell significantly below the Company's internal projections.

Retail store sales mix by major product category for the second quarter was as follows:

                                                        Second Quarter Ended
                                                        --------------------
                                                    August 29,        August 30,
                                                       1998              1997
                                                    ----------        ----------
                  Television                           21.2%             20.6%
                  Home Office                          20.9              20.6
                  Appliances                           28.6              26.6
                  Audio                                10.6              11.1
                  Video                                 9.9              10.0
                  Extended service contracts,
                    service revenues and
                    other income                        5.7               7.6
                  Personal convenience                  3.1               3.5
                                                      -----             -----

                                                      100.0%            100.0%
                                                      =====             =====

Net sales and service revenues for the six months ended August 29, 1998, were $231,183,000, an increase of $15,746,000, or 7.3%, from $215,437,000 for the six months ended August 30, 1997. Net sales and service revenues for the six months ended August 29, 1998 includes sales of $38,255,000 for the eighteen stores opened since November 1997. The increase in sales is attributable to the new stores opened since August 30, 1997 and partially offset by the negative comparative store sales experienced during the first two quarters of fiscal 1999.

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

During the quarter, the Company opened one new store location in Aurora, Indiana for a total of eight new stores opened in the six months ended August 29, 1998. The Company had 59 stores open as of August 29, 1998, and pending approval by the Bankruptcy Court, plans to open one new store in the third quarter of fiscal 1999 at the Easton complex in Columbus, Ohio. As discussed previously, the Company, as part of the bankruptcy proceedings, has been authorized by the Bankruptcy Court to close 29 stores in six states.

Gross Profit
------------

The gross profit percentage for the second quarter ended August 29, 1998 was 20.3%, compared with 24.4% for the quarter ended August 30, 1997. This decrease in margin rate was primarily attributable to the continued competitive and highly promotional environment that exists in almost all of the Company's markets and the volume of service policies sold during the second quarter of fiscal 1999.

The gross profit percentage for the six months ended August 29, 1998 was 22.3%, compared with 23.2% for the six months ended August 30, 1997. This decrease in margin rate was primarily attributable to the reduced margin rate experienced in the second quarter of fiscal 1999 explained above, partially offset by the increased margin rate experienced in the first quarter of fiscal 1999.

Selling, General and Administrative Expenses
--------------------------------------------

As a percentage of net sales, selling, general and administrative expenses increased from 29.5% in the second quarter ended August 30, 1997, to 30.9% for the quarter ended August 29, 1998. The overall increase in these expenses as a percent of sales is primarily a result of increased rent and other occupancy costs as a percent of sales. The overall increase in selling, general and administrative expenses were primarily a result of payroll costs increasing approximately $1,100,000 and rent and other occupancy costs increasing approximately $1,700,000.

As a percentage of net sales, selling, general and administrative expenses increased from 30.0% in the six months ended August 30, 1997 to 31.4% for the six months ended August 29, 1998. The overall increase in these expenses as a percent of sales is primarily a result of increased rent and other occupancy costs. The biggest contributors to the overall increase in selling, general and administrative expenses were increased payroll costs of approximately $2,300,000 and increased rent and other occupancy costs of approximately $3,400,000.

Impairment of Long-Lived Assets
-------------------------------

During the second quarter of fiscal 1999, the Company evaluated the recoverability of the carrying value of long-lived assets, including goodwill, in accordance with its stated accounting policies and recorded a non-cash charge of approximately $47.4 million resulting from the asset impairment. The write down relating to the asset impairment is more fully discussed in Note 3 to the financial statements.

Other Income/Expenses
---------------------

Interest expense for the quarter ended August 29, 1998 increased $2,134,000 compared to the same period in fiscal 1998. The increase is attributable to the increase in the average outstanding borrowings and higher interest rates this year versus last year's second quarter.

Interest expense for the six months ended August 29, 1998 increased $3,786,000 compared to the six months ended August 30, 1997. The increase is attributable to the increase in the average outstanding borrowings and higher interest rates this year versus last year's six months.

Income Taxes
------------

The Company has not reflected any tax benefit for the quarter or six months ended August 29, 1998. The tax benefits relating to current operating losses will be available to the Company only on a carry forward basis and will be recorded when utilized.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition continues to be impacted by increased competition in the Company's markets. The current ratio is 0.87 at August 29, 1998 compared to 2.12 at February 28, 1998, with the decrease being primarily attributable to the Company's long-term debt being classified as a current liability at August 29, 1998. Trade accounts receivable decreased by $5,102,000 resulting primarily from (a) a reduction in finance contracts receivable due to lower sales in the second quarter of fiscal 1999 versus sales in the fourth quarter of fiscal 1998, reflecting the seasonal business of the Company, and (b) the Company increasing its reserve for vendor trade receivables determined to be uncollectible during the second quarter. Inventory has increased by $18,447,000 to maintain in-stocks, and stock the Company's new stores. The Company received the income taxes refundable of $10,338,000 as of February 28, 1998 in April 1998. The $16,808,000 increase in trade accounts payable since the end of fiscal 1998 is attributable to planned and completed store openings and the Company failing to make timely payments on its accounts payable due to cash flow constraints.

On October 15, 1998, the Bankruptcy Court entered a final order approving the Company's $60 million Debtor-In-Possession Loan and Security Agreement (the "DIP Loan Agreement"), which is provided by BankBoston Retail Finance, Inc. The DIP Loan Agreement matures on the earlier of (a) September 15, 2000, (b) the occurrence of an event of default or (c) the confirmation of a plan of reorganization in the bankruptcy proceedings.

On October 8, 1998, the Bankruptcy Court approved Gordon Brothers Retail Partners, LLC (the "Liquidator") to serve as the liquidators for the inventory held at the 29 stores to be closed as part of the bankruptcy proceedings. As part of the inventory liquidation, the Company will be paid 76.4% of the aggregate cost value of the merchandise to be liquidated (i.e., salable finished goods in the ordinary course of business that is not defective). The inventory in the 29 stores to be closed was turned over to the Liquidator on October 9, 1998 and will be sold through going out of business sales for approximately 6 to 8 weeks. The proceeds from the sale of the inventory to the Liquidator will be used to pay down the DIP Loan Agreement.

Prior to the Chapter 11 filing, the Company was experiencing a liquidity shortfall caused by a continuing decline in comparative store sales, slower than expected growth in certain of the rural market stores, vendors restricting terms and credit lines and a highly leveraged balance sheet. Management of the Company believes the Company has adequate near-term working capital to fund its normal operations while operating as a debtor-in-possession.

Capital expenditures for the second quarter ended August 29, 1998 totaled $2.6 million compared to $1.4 million for the second quarter last year, reflecting planned new store openings. The Company currently estimates that capital expenditures for the remainder of fiscal 1999 will not exceed $750,000. As a result of the Chapter 11 filing, the Company does not plan to open any new stores during the remainder of fiscal 1999, other than the one store scheduled to be opened (pending Bankruptcy Court approval) at the Easton complex in Columbus, Ohio during the third quarter of fiscal 1999. Subject to approval by the Bankruptcy Court, management anticipates that capital expenditures will be funded through cash flow from operations and additional borrowings.

BRS,LLC, a business turnaround service subsidiary of PricewaterhouseCoopers, LLP, has been retained by the Company since February 1997 to assist in the efforts to return the Company to profitability. BRS,LLC has assisted in the refinancing of the Company's debt structure, the closure of stores in two market areas, the sale-leaseback of the distribution center, the initiatives to revitalize markets and the proposals for entering into additional single-store market areas. For the quarter ended August 29, 1998, the Company paid $505,000 to BRS,LLC. Mr. R. Carter Pate, Chairman and Interim Chief Executive Officer of the Company, is a partner of PricewaterhouseCoopers, LLP and a principle of BRS, LLC. BRS,LLC has also been approved by the Bankruptcy Court as the restructuring consultants to the Company while operating as a debtor-in-possession.

Year 2000 Conversion
--------------------

The Company is in the process of completing a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the Year 2000. The Year 2000 plan will extend beyond just the information technology infrastructure to include all areas potentially affected that are critical to the ongoing business operations. The comprehensive review of information systems will address the following categories in an effort to lessen the potential exposure from a Year 2000 disruption: (a) all software applications; (b) all information technology infrastructures; (c) all imbedded technology; (d) all interfaces with third parties; and (e) vendor and supplier compliance.

The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $1.4 million to $1.9 million from fiscal 1999 through fiscal 2000. Of the total, approximately $0.85 million to $1.2 million will be capital expenditures related to acquisition and implementation of new package systems. The balance, approximately $0.55 million to $0.7 million, will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, modifications to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process in fiscal 1999 and 2000. As of August 29, 1998, the Company has incurred expenses of approximately $0.15 million relating to the Company's Year 2000 initiatives.

The Company is in the process of contacting vendors and others on whom it relies to assure that their systems will be Year 2000 compliant. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company does not currently have a contingency plan in place to address a Year 2000 disruption, but intends to create a plan outlining how to address the most reasonably likely worst case scenarios. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

New Financial Accounting Standards
----------------------------------

On April 13, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) including, but not limited to, statements regarding the bankruptcy proceedings, future capital expenditures, store closings and openings, and the amount of working capital needed to fund operations contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; ability to find suitable new store sites; and volatility of stock price. Actual results may differ materially from management expectations.

                          PART II. - OTHER INFORMATION

In accordance with the instruction to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 3.           Defaults Upon Senior Securities

                  At August 29, 1998, the Company was in default of its $100.0 million revolving credit agreement and its $25.0 million term loan, as it failed to meet certain of its debt covenants. Both the revolving credit agreement and the term loan were due February 28, 2000. The debt has been classified as current in the accompanying financial statements.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of shareholders was held on June 30, 1998. The following matters were voted on:

                  1.  Election of Board of Directors.
                  2. Ratification of the appointment of KPMG Peat Marwick LLP to serve as independent public accountants for the Company for fiscal 1999.

                  All nominees to the Board of Directors were elected, and all other matters were approved. The votes cast were as follows:

                  1.  Election of Board of Directors

                  NOMINEE                FOR          WITHHELD        TOTAL
                  -------                ---          --------        -----
                  Macy T. Block       13,419,456       876,661      14,296,117
                  R. Carter Pate      13,474,323       824,794      14,299,117
                  Ned L. Sherwood     13,669,003       630,114      14,299,117
                  Thomas Epstein      13,669,906       629,211      14,299,117
                  Paul D. Bauer       13,402,006       897,111      14,299,117
                  Brady J. Churches   13,691,061       608,056      14,299,117
                  Dennis L. May       13,704,426       594,691      14,299,117

                  2.  Ratification of Appointment of Independent Public
                      Accountants:

                     For                        13,552,491
                     Against                       672,050
                     Abstentions                    74,576
                     Total                      14,299,117

Item 5.           Other

                  Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after April 14, 1999.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                         11.        Computation of Net Loss per Common Share

                         27.        Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SUN TELEVISION AND APPLIANCES, INC.
                                             (Registrant)

                                 By /s/ Beth A. Savage
                                    -------------------------------------------
                                    Beth A. Savage, Chief Financial Officer and
                                    Treasurer


Date:  October 19, 1998


--------------
* Ms. Savage is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.