Form 10-Q
period 1998-11-28
SUN TELEVISION & APPLIANCES INC
filed 1999-01-19
CIK 874690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended NOVEMBER 28, 1998
                               -----------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               ----------------     ---------------

Commission File Number 0-19269
                       -------

                       SUN TELEVISION AND APPLIANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             OHIO                                              31-1178151
 ------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


6600 PORT ROAD,           GROVEPORT, OH                          43125
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

                  YES  X   NO
                     -----   -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT DECEMBER 31, 1998
           -----                                --------------------------------
Common Shares, $.01 par value                          17,439,202 shares

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                                TABLE OF CONTENTS



                                                                                                     PAGE NO.
                                                                                                     --------
Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statement of Operations
                for the Two Months Ended
                October 31, 1998 and Quarter Ended November 29, 1997                                    3

              Statement of Operations
                for the Eight Months Ended
                October 31, 1998 and Nine Months Ended November 29, 1997                                4

              Balance Sheet
                October 31, 1998 and February 28, 1998                                                  5

              Statement of Cash Flows
                for the Eight Months Ended
                October 31, 1998 and Nine Months Ended November 29, 1997                                6

              Statement of Deficiency in Net Assets Available in Liquidation
              November 28, 1998                                                                         7

              Statement of Changes in Deficiency in Net Assets Available in Liquidation
                for the Month Ended November 28, 1998                                                   8

              Notes to Financial Statements                                                          9-12

  Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        13-14

Part II.      OTHER INFORMATION

  Item 3.     Defaults Upon Senior Securities                                                          15

  Item 6.     Exhibits and Reports on Form 8-K                                                         15

                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                             STATEMENT OF OPERATIONS
                   For the two months ended October 31, 1998
                    and the quarter ended November 29, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           October 31,    November 29,
                                                              1998            1997
                                                           ----------     ------------

Net sales and service revenues                                56,161        127,887
Cost of sales                                                 45,018         96,567
                                                            --------      ---------

Gross profit                                                  11,143         31,320

Selling, general and administrative                           20,322         35,262
Impairment of long-lived assets                                  293             --
Amortization of intangibles                                       --            123
                                                            --------      ---------
Loss from operations                                          (9,472)        (4,065)

Other income (expenses):
  Interest income                                                  4             --
  Interest expense                                            (1,743)        (1,049)
  Gain on sale of property                                                        6
                                                            --------      ---------
                                                              (1,739)        (1,043)
                                                            --------      ---------
Loss before reorganization items, income taxes
  and extraordinary loss                                     (11,211)        (5,108)

Reorganization items:
   Loss on sale of inventory                                 (11,571)            --
   Professional fees                                          (1,528)            --
   Other                                                        (142)            --
                                                            --------      ---------
                                                             (13,241)            --
                                                            --------      ---------
Loss before income taxes and
  extraordinary loss                                         (24,452)        (5,108)

Income tax benefit                                                --             --
                                                            --------      ---------
Net loss before extraordinary loss                           (24,452)        (5,108)

Extraordinary loss related to early
  extinguishment of debt                                      (1,345)        (1,657)
                                                            --------      ---------

Net loss                                                    $(25,797)     $  (6,765)
                                                            ========      =========

Loss before extraordinary
  loss per share - basic and diluted                        $  (1.40)     $    (.29)
Extraordinary loss per share -
  basic and diluted                                             (.08)          (.10)
                                                            --------      ---------

Net loss per share - basic and diluted                      $  (1.48)     $    (.39)
                                                            ========      =========

Weighted average shares outstanding - basic and diluted       17,439         17,439
                                                            ========      =========

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                             STATEMENT OF OPERATIONS
                   For the eight months ended October 31, 1998
                     and nine months ended November 29, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             October 31,    November 29,
                                                                1998           1997
                                                             -----------    ------------
Net sales and service revenues                               $ 287,343      $ 343,324
Cost of sales                                                  224,647        262,001
                                                             ---------      ---------

Gross profit                                                    62,696         81,323

Selling, general and administrative                             92,807         99,914
Impairment of long-lived assets                                 47,688             --
Amortization of intangibles                                        247            370
                                                             ---------      ---------
(Loss) from operations                                         (78,046)       (18,961)

Other income (expenses):
   Interest income                                                  15             26
   Interest expense                                             (7,584)        (3,104)
   Gain on sale of property                                         10             30
                                                             ---------      ---------
                                                                (7,559)        (3,048)
                                                             ---------      ---------

(Loss) before reorganization items, income taxes
  and extraordinary loss                                       (85,605)       (22,009)

Reorganization items:
  Loss on sale of inventory                                    (11,571)            --
  Professional fees                                             (1,528)            --
  Other                                                           (142)            --
                                                             ---------      ---------
                                                               (13,241)            --
                                                             ---------      ---------

Loss before income taxes and extraordinary loss                (98,846)       (22,009)

Income tax (benefit)                                                --             --
                                                             ---------      ---------

Net loss before extraordinary loss                             (98,846)       (22,009)

Extraordinary loss related to early
  extinguishment of debt                                        (1,345)        (1,657)
                                                             ---------      ---------
Net loss                                                     $(100,191)     $ (23,666)
                                                             =========      =========

Loss before extraordinary loss per share -
  basic and diluted                                          $   (5.67)     $   (1.26)

Extraordinary loss per share - basic and diluted                  (.08)          (.10)
                                                             ---------      ---------

Net loss per share - basic and diluted                       $   (5.75)     $   (1.36)
                                                             =========      =========

Weighted average shares outstanding -  basic and diluted        17,439         17,439
                                                             =========      =========

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                                  BALANCE SHEET
                     October 31, 1998 and February 28, 1998
                    (In thousands, except per share amounts)


                                                                        (Unaudited)
                                                                        October 31,     February 28,
                                                                           1998            1998
                                                                        -----------     ------------
                                            ASSETS
Current assets:
   Cash                                                                  $   6,780      $      --
   Trade accounts receivable net of allowance
      for doubtful accounts of $1,975 and $475                              14,226         18,186
   Merchandise inventory                                                    54,296         92,053
   Prepaid expenses and other                                                9,718          2,867
   Income taxes refundable                                                      --         10,338
                                                                         ---------      ---------
      Total current assets                                                  85,020        123,444

   Property and equipment, net                                              41,739         78,782
   Assets held for sale                                                      4,344             --
   Other noncurrent assets                                                   3,520          6,069
   Intangible assets                                                            --         14,060
                                                                         ---------      ---------
     Total assets                                                        $ 134,623      $ 222,355
                                                                         =========      =========
                                          LIABILITIES
Current liabilities:
   Trade accounts payable                                                $     172      $  25,221
   Accrued liabilities                                                      14,043         20,629
   Current portion of deferred revenue                                          --         12,514
                                                                         ---------      ---------
     Total current liabilities                                              14,215         58,364

   Capital lease obligations                                                    --         13,895
   Deferred revenue, noncurrent                                                 --         13,259
   Long-term debt                                                           44,280         58,971
   Other liabilities                                                            --          2,725

   Liabilities subject to compromise
     Capital lease obligations                                              14,133             --
     Deferred revenue                                                       23,902             --
     Trade accounts payable                                                 54,470             --
     Accrued liabilities                                                     8,586             --

                                       STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
   500 shares authorized - none issued                                          --             --

Common stock, $.01 par value, 30,000 shares authorized
    17,439 shares issued and outstanding                                       174            174

   Additional paid-in capital                                               89,176         89,089
   Retained deficit                                                       (114,313)       (14,122)
                                                                         ---------      ---------
   Total stockholders' equity                                              (24,963)        75,141
                                                                         ---------      ---------

   Total liabilities and stockholders' equity                            $ 134,623      $ 222,355
                                                                         =========      =========

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)
                             STATEMENT OF CASH FLOWS
                  For the eight months ended October 31, 1998
                   and the nine months ended November 29, 1997
                                 (In thousands)
                                   (Unaudited)


                                                            October 31,     November 29,
                                                               1998              1997
                                                            ------------     ----------
Cash flows from operating activities:
  Net loss                                                   $(100,191)     $(23,666)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation and amortization                                  8,210         7,050
  Deferred revenue                                              (1,871)       (7,223)
  Impairment of long-lived assets                               47,688            --
  Loss (gain) on sale of property, equipment and inventory      11,561           (30)
  Stock options expense                                             87            --
  Changes in items affecting operations:
    Trade accounts receivable                                    3,960       (10,330)
    Merchandise inventory                                       26,186       (17,613)
    Prepaid expenses and other                                  (6,101)       (7,882)
    Trade accounts payable                                      30,057        15,369
    Accrued liabilities                                          1,382         2,776
    Income taxes refundable                                     10,338        15,509
                                                             ---------      --------
                                                                65,822        (2,171)
                                                             ---------      --------
    Net cash provided by (used by) operating activities         31,306       (26,040)
                                                             ---------      --------

Cash flows from financing activities:
  Cash overdraft                                                (2,088)           --
  Additional borrowings (repayments)                           (14,802)      (17,338)
  Issuance of long-term debt and common stock warrants              --        25,000
  Reduction of capital lease obligations                          (321)          (64)
  Issuance of common stock under stock options                      --             4
                                                             ---------      --------
Net cash (used in) provided by financing activities            (17,211)        7,602
                                                             ---------      --------

Cash flows from investing activities:
  Additions to property and equipment                           (8,717)       (4,370)
  Proceeds from sale/leaseback                                      --        19,937
  Proceeds from disposal of property and equipment               1,402         5,372
                                                             ---------      --------
Net cash (used in) provided by investing activities             (7,315)       20,939
                                                             ---------      --------

   Increase in cash and cash equivalents                         6,780         2,501

Cash and cash equivalents, beginning of year                        --         1,828
                                                             ---------      --------
  Cash and cash equivalents, end of period                   $   6,780      $  4,329
                                                             =========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $   1,849      $  2,983
    Income taxes                                                    --            --

The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
         STATEMENT OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION
                                Liquidation Basis
                                November 28, 1998
                                 (In thousands)
                                   (Unaudited)


                                                                      November 28,
                                                                         1998
                                                                      ------------
ASSETS
        Current assets :

              Cash and cash equivalents                                   26,835
              Trade accounts receivable net
                allowance for doubtful accounts
                of $1,975                                                 13,545
              Merchandise inventory                                        1,618
              Prepaid expenses and other                                   3,904
                                                                        --------
        Total current assets                                              45,902

        Property and equipment, net                                       41,433
        Assets held for sale                                               4,344
        Other noncurrent assets                                            2,553
                                                                        --------
        Total assets                                                      94,232
                                                                        --------
LIABILITIES
        Liabilities not subject to compromise
              Accounts payable, trade                                        791
              Accrued liabilities                                         19,276
              Secured debt                                                19,085
                                                                        --------
                   Total liabilities not subject to compromise            39,152
                                                                        --------
        Liabilities subject to compromise
              Accounts payable                                            54,470
              Accrued liabilities                                          6,751
              Deferred revenue                                            22,757
              Capitalized lease obligations                               14,133
                                                                        --------
                   Total liabilities subject to compromise                98,111
                                                                        --------
              Total liabilities                                          137,263
                                                                        --------
              Net deficiency in net assets available in liquidation      (43,031)
                                                                        ========

STOCKHOLDERS' DEFICIENCY IN NET ASSETS:
        Preferred stock, $.01 par value 500,000
              shares authorized, none issued                                  --

        Common stock, $.01 par value, 30,000,000
              shares authorized, 17,439,202
              shares issued and outstanding                                  174

        Additional paid-in capital                                        89,176

        Retained deficit                                                (132,381)
                                                                        --------

        Stockholders' deficiency in net assets                           (43,031)
                                                                        ========


The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
                      STATEMENT OF CHANGES IN DEFICIENCY IN
                       NET ASSETS AVAILABLE IN LIQUIDATION
                                Liquidation Basis
                     For the Month Ended November 28, 1998
                                 (In thousands)
                                   (Unaudited)


                                                                           NOVEMBER 28,
                                                                              1998
                                                                           ------------

Deficiency in net assets available in liquidation at October 31, 1998        (24,963)

        Increase in cash and cash equivalents                                 20,055

        Decrease in trade accounts receivable                                   (681)

        Decrease in merchandise inventory                                    (52,678)

        Decrease in prepaid expenses and other                                (5,814)

        Depreciation and amortization                                           (515)

        Impairment writedown of long-lived assets                                 (9)

        Additions to property, plant & equipment                                  16

        Write-off of deferred financing costs - early retirement of debt        (779)

        Increase in accounts payable, trade                                     (619)

        Increase in accrued liabilities                                       (3,398)

        Payment of secured debt                                               25,209

        Decrease in deferred revenue                                           1,145
                                                                             -------

Deficiency in net assets available in liquidation at November 28, 1998       (43,031)
                                                                             =======


The accompanying notes are an integral part of these financial statements.

                       SUN TELEVISION AND APPLIANCES, INC.
               (DEBTOR-IN-POSSESSION EFFECTIVE SEPTEMBER 16, 1998)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BANKRUPTCY FILING

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

         As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. The Official Committee of Unsecured Creditors (the "Committee") was formed on October 1, 1998, which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization or liquidation.

         As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may elect to assume or reject certain pre-petition real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts and leases, all subject to Bankruptcy Court approval. Since the Petition Date, the Company has rejected certain executory contracts and leases. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the provision to provide for the Chapter 11 Bankruptcy laws. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all executory contracts and unexpired leases that have been, or will be, rejected. Substantially all liabilities as of the Petition Date are subject to compromise under a plan of liquidation to be voted upon by certain impaired classes of creditors ultimately confirmed by the Bankruptcy Court.

         Beginning on the Petition Date, the Company explored all options to maximize value for all constituencies of the Company, including without limitation, a sale of some or all of the assets of the Company or a stand-alone reorganization plan. For a stand-alone reorganization plan to have been viable, however, the Company needed vendor support and trade credit. Subsequent to the Petition Date, the Company received little or no vendor support or trade credit, and some vendors chose not to sell product to the Company post-petition. In addition, the efforts to sell the Company as a going concern were not successful. Therefore, at the end of October, the Company (in consultation with the Committee) determined that due to the continuing decline in the Company's performance and the resulting lack of vendor support, the only viable alternative to maximize the value of the Company for its creditors was to carry out an orderly liquidation. As of the date of this quarterly filing and based on an analysis of the current assets and liabilities of the Company, management's belief, as reflected previously in the Company's 10-Q report for the period ended August 29, 1998 filed on October 19, 1998, that it was extremely unlikely that holders of the Company's common stock would receive or retain any property under a liquidation plan or otherwise has now been confirmed. Indeed, the consideration received by the Company from the disposition of substantially all of its assets will be insufficient to pay the Company's pre-petition creditors.

         The accompanying financial statements have been prepared on a liquidation basis, which require the adjustment of assets and liabilities to estimated net realizable value. However, as a result of the Chapter 11 cases, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, Bankruptcy Court actions could materially change the amounts reported in the financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of these matters.

         Schedules and financial statements were filed with the Bankruptcy Court on December 31, 1998 setting forth the assets and liabilities of the Company as of the Petition Date as shown by the Company's accounting records. Differences between the amounts shown by the Company on the schedules and the claims filed by creditors will be investigated, reconciled and resolved through compromise or litigation. The ultimate amount and settlement terms for such liabilities are subject to a plan of liquidation, and accordingly, are not presently determinable.

2.       BASIS OF PRESENTATION

         The accompanying financial statements of the Company are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. At the end of October 1998, the Company (in consultation with the Committee) determined that due to the continuing decline in the Company's performance and the resulting lack of vendor support, the only viable alternative to maximize the value of the Company for its creditors was to carry out an orderly liquidation

         Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statement of deficiency in net assets available in liquidation at November 28, 1998 reflect assets and liabilities on this basis. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the periods ended presented.

3.       IMPAIRMENT OF LONG-LIVED ASSETS

         During fiscal 1997, the Company adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under the provisions of SFAS 121, due to certain adverse circumstances arising in the quarter ended November 28, 1998, the Company has evaluated its long-lived assets for impairment. Such circumstances included the Company's filing for Chapter 11, poor comparable store sales in the quarter, slower than expected sales growth from the new rural market stores and declining gross margins, with resultant pressure on the overall liquidity of the Company.

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

4.       LIABILITIES SUBJECT TO COMPROMISE

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

         The Company is uncertain as to whether, or the extent to which, certain claims will or can be impaired under a plan, particularly with regard to whether certain claims will be treated as priority or administrative claims under the Bankruptcy Code. The Company is still in the process of accumulating and analyzing information regarding the amount and nature of all claims.

         The November 28, 1998 classification as to current or long-term obligations has been based upon the contractual terms, without regard to the potential impact of the bankruptcy proceedings, because of the uncertainties surrounding the nature, amount and treatment of the claims, except for long-term debt obligations as explained in Note 5.

5.       LONG-TERM DEBT

         As of November 28, 1998, the Company had no outstanding borrowings against its revolving credit facility. The interest rate effective at November 28, 1998 was 8%. The Company had outstanding borrowings of $19.1 million under its term loan facility with an effective interest rate of 14.5%. As a result of the continued deterioration of the Company's operating performance, the Company was in breach of the EBITDA covenant under the loan facilities as of November 28, 1998. Therefore, the Company was in default and the entire debt balance became immediately due and payable. As such, the Company's entire debt balance is reflected in the balance sheet as a current liability as of November 28, 1998.

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

         After continued negotiations, a final order concerning the DIP Loan Agreement was entered on October 15, 1998. The $75 million DIP Loan Agreement was reduced to $60 million with acceptable borrowings under the facility being determined by advance rates on eligible inventory and accounts receivable. Advance rates under the DIP Loan Agreement for inventory and accounts receivable are more favorable than the Company's previous $100 million credit facility. The DIP Loan Agreement has an effective interest rate of prime +.25% or LIBOR + 2.75%, whichever is greater. The Company paid a $600,000 commitment fee to Bank Boston upon the closing of the DIP Loan Agreement. The DIP Loan Agreement includes four financial performance covenants: (1) minimum average inventory per store, (2) minimum EBITDAR, (3) maximum capital expenditures, and (4) minimum purchases of inventory.

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

6.       RESTRUCTURING ACCRUAL

         During fiscal 1997, the Company recorded restructuring charges of $16.7 million to provide for the closing of nine stores and the restructuring of management, buying, logistics, store and field operations. As of February 28, 1998, there was a remaining balance of $2.2 million, which was included in accrued liabilities on the balance sheet. During the first nine months of fiscal 1999, the

         Company charged $1.6 million to the restructuring accrual primarily for lease payments on stores closed as part of the restructuring. The remaining balance of $0.6 million was reversed in the quarter ended November 28, 1998.

7.       COMMITMENTS AND CONTINGENCIES

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

Bankruptcy Filing

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

Beginning on the Petition Date, the Company explored all options to maximize value for all constituencies of the Company, including without limitation, a sale of some or all of the assets of the Company or a stand-alone reorganization plan. For a stand-alone reorganization plan to have been viable, however, the Company needed vendor support and trade credit. Subsequent to the Petition Date, the Company received little or no vendor support or trade credit, and some vendors chose not to sell product to the Company post-petition. In addition, the efforts to sell the Company as a going concern were not successful. Therefore, at the end of October, the Company (in consultation with the Committee) determined that due to the continuing decline in the Company's performance and the resulting lack of vendor support, the only viable alternative to maximize the value of the Company for its creditors was to carry out an orderly liquidation. As of the date of this quarterly filing and based on an analysis of the current assets and liabilities of the Company, management's belief, as reflected previously in the Company's 10-Q report for the period ended August 29, 1998 filed on October 19, 1998, that it was extremely unlikely that holders of the Company's common stock would receive or retain any property under a liquidation plan or otherwise has now been confirmed. Indeed, the consideration received by the Company from the disposition of substantially all of its assets will be insufficient to pay the Company's pre-petition creditors.

The Company has omitted the discussion of quarterly and year-to-date financial results and other similar type information because at the end of October 1998 the Company (in consultation with the Committee) made the decision to carry out an orderly liquidation. The Company does not believe such information will be meaningful under the circumstances.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) including, but not limited to, statements regarding the bankruptcy proceedings and the orderly liquidation of the Company's assets, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions; technological changes; future capital needs; uncertainty of additional financing; competition; dependence on suppliers, product demand, quarterly fluctuations and seasonality; ability to find suitable new store sites; and volatility of stock price. Actual results may differ materially from management expectations.

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



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                         11.        Computation of Net Loss per Common Share

                         27.        Financial Data Schedule

                  (b)      Reports on Form 8-K

                           October 1, 1998  Reporting bankruptcy filing

                           November 6, 1998 Company's decision to liquidate

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

                                  SUN TELEVISION AND APPLIANCES, INC.
                                             (Registrant)




                                  By /s/ Beth A. Savage
                                     -------------------------------------------
                                     Beth A. Savage, Chief Financial Officer and
                                     Treasurer*



Date:  January 19, 1999




-----------------

* Ms. Savage is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.